Form 10QSB
period 2004-03-31
BEESTON ENTERPRISES LTD
filed 2004-08-20
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
Commission file number 333-103621

BEESTON ENTERPRISES LTD.
NEVADA	88-04360717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#200 - 1687 West Broadway

Vancouver, British Columbia

Canada, V6J 1X2

(Address of principal executive offices)

(604) 738-1143

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No 

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004, the Company had 5,075,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes []    No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

TABLE OF CONTENTS

David E. Coffey,	6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
Certified Public Accountant	Phone (702) 871-3979 FAX (702) 671-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Beeston Enterprises Ltd.

Las Vegas, Nevada

I have reviewed the accompanying financial statements of Beeston Enterprises, Ltd., (a development stage company) as of March 31, 2004 and March 31, 2003. These financial statements are the responsibility of Beeston Enterprises Ltd.'s management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America established by the American Institute of Certified Public Accountants.

David E. Coffey, C.P.A.

Las Vegas, Nevada

May 28, 2004

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2004	March 31, 2003
	---------------------	-------------------
ASSETS

Cash	$2,493	$9,581
Prepaid expenses	0	592
Notes receivable	21,255	20,000
Interest receivable	1,329	505
Deposits	188	159
Office equipment, net of accumulated
depreciation of $1,106 and $344, respectively	2,701	3,462
	---------------------	-------------------
Total Assets	$27,966	$34,299
	============	===========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$285	$0
Loans from stockholders	$154	$0
Notes payable to stockholders	38,837	20,037
	---------------------	-------------------
Total Liabilities	39,276	20,037

Stockholders' Equity
Common stock, authorized 100,000,000
shares at $.001 par value, issued and
outstanding 5,075,000 shares	5,075	5,075
Additional paid-in capital	30,375	30,375
Deficit accumulated during the
development stage	(46,760)	(21,188)
	---------------------	-------------------
Total Stockholders' Equity	(11,310)	14,262

Total Liabilities and Stockholders' Equity	$27,966	$34,299
	============	===========

The accompanying notes are an integral part of

these financial statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE - UNAUDITED

(With Cumulative Figures From Inception)

	Three months ending March 31,		From Inception, July 12, 1999 to March 31, 2004
	2004	2003
	--------------------	-----------------------	-------------------------
Interest income	$531	$500	$2,584

Expenses
Organization expenses	0	0	1,375
Consulting	0	0	6,840
Office expenses	31	1,484	2,468
Rent	714	598	4,049
Repairs and maintenance	0	0	351
Licenses and fees	0	0	1,537
Outside services	0	1,508	1,738
Travel	0	0	303
Depreciation	190	176	1,105
Professional fees	5,741	6,980	29,578
	--------------------	-----------------------	-------------------------
Total expenses	6,676	10,746	49,344

Net loss	(6,145)	(10,246)	$(46,760)
			==============

Retained earnings,
beginning of period	(40,615)	(10,942)
	--------------------	-----------------------
Deficit accumulated during
the development stage	$(46,760)	$(21,188)
	===========	=============

Earnings (loss) per share,
assuming dilution,
Net loss	$0.00	$0.00	$(0.02)
	===========	=============	==============
Weighted average shares
outstanding	5,075,000	5,075,000	2,650,909
	===========	=============	==============

The accompanying notes are an integral part of

these financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

FROM JULY 12, 1999, (Date of Inception) TO MARCH 31, 2004

	Common Stock		Additional Paid-in Capital	Deficit accumul- ated during the development stage	Total
	Shares	Amount
	----------------	----------	-------------	----------------------	----------
Balance, July 12, 1999	0	$0	$0	$0	$0

Issuance of common stock for cash,
September 9, 1999	1,700,000	1,700	0	0	1,700
Less net loss	0	0	0	(1,700)	(1,700)
	----------------	----------	-------------	----------------------	----------
Balance, December 31, 1999	1,700,000	1,700	0	(1,700)	0

Less net loss	0	0	0	0	0
	----------------	----------	-------------	----------------------	----------
Balance, December 31, 2000	1,700,000	1,700	0	(1,700)	0

Less net loss	0	0	0	0	0
	----------------	----------	-------------	----------------------	----------
Balance, December 31, 2001	1,700,000	1,700	0	(1,700)	0

Issuance of common stock for cash, December 30, 2002	3,375,000	3,375	30,375	0	33,750

Less net loss	0	0	0	(9,242)	(9,242)
	----------------	----------	-------------	----------------------	----------
Balance, December 31, 2002	5,075,000	5,075	30,375	(10,942)	24,508

Less net loss	0	0	0	(29,673)	(29,673)
	----------------	----------	-------------	----------------------	----------
Balance, December 31, 2003	5,075,000	5,075	30,375	(40,615)	(5,165)

Less net loss	0	0	0	(6,145)	(6,145)
	----------------	----------	-------------	----------------------	----------
Balance, March 31, 2004	5,075,000	$5,075	$30,375	$(46,760)	$(11,310)
	=========	=====	=======	============	=====

The accompanying notes are an integral part of

these financial statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - UNAUDITED

(With Cumulative Figures From Inception)

	Three months ending March 31,		From Inception, July 12, 1999, to March 31, 2004
	2003	2002
	----------------	------------	----------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Income (Loss)	$(6,145)	$(10,246)	$(46,760)
Adjustments to reconcile net loss to
cash used by operating activity
Depreciation	190	176	1,105
Increase in accounts payable	285	0	285
(Decrease) in prepaid expenses	56	1,688	0
(Increase) in deposits	0	0	(188)
Increase in interest receivable	(531)	(500)	(1,329)
Increase in loans from stockholders	154	0	154
Increase in notes payable to stockholders	8,000	0	38,837
	----------------	------------	----------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES	2,009	(8,882)	(7,896)

CASH FLOWS USED BY
INVESTING ACTIVITIES
Purchase of office equipment	0	(436)	(3,806)
Notes receivable	0	0	(21,255)
	----------------	------------	----------------------
NET CASH USED BY
INVESTING ACTIVITIES	0	(436)	(25,061)

CASH FLOWS FROM
FINANCING ACTIVITIES
Sale of common stock	0	0	5,075
Additional paid-in capital	0	0	30,375
	----------------	------------	----------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES	0	0	35,450
	----------------	------------	----------------------
NET INCREASE IN CASH	2,009	(9,318)	$2,493
			============
CASH AT BEGINNING OF PERIOD	484	18,899
	----------------	------------
CASH AT END OF PERIOD	$2,493	$9,581
	=========	=======

The accompanying notes are an integral part of

these financial statements.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

NOTE A        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on July 12, 1999, under the laws of the State of Nevada. The business purpose of the Company is to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B        OFFICE EQUIPMENT

The cost of office computer equipment is capitalized and depreciated over the useful life of the asset using the straight-line method. The estimated useful life of the equipment is 60 months. Repairs which extend the life of an asset are capitalized and repairs which do not extend asset lives are expensed as incurred.

NOTE C        EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D        SALE OF COMMON STOCK

On September 9, 1999 the Company sold 1,700,000 shares of its common stock at $.001 per share for $1,700. The proceeds were used for working capital.

On December 30, 2002, the Company issued 3,375,000 shares of its common stock at $.01 per share for $33,750 cash. The net proceeds of the sale were to be used for working capital and to develop the medical diagnostic imaging services business.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

(continued)

NOTE E         OFFERING COSTS

Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares of stock. Where an offering includes shares owned by existing shareholders, offering costs allocable to those shares are expenses as incurred.

NOTE F        OFFICE LEASE

On August 30, 2002, the Company entered into a one-year lease of office space. Rental payments of CDN$250 are made monthly with a deposit of the last month rent required at lease signing. The lease was extended for one more year from September 1, 2003.

NOTE G        LOANS FROM STOCKHOLDERS

From December 27, 2002 through December 12, 2003, stockholders have loaned money to the Company for working capital purposes on unsecured demand notes with no interest. The total notes payable to stockholders was $38,837 as of March 31, 2004.

NOTE H        EXECUTIVE COMPENSATION

Compensation to the executive officers is not being accrued. The compensation expense will be recorded for the fair value of services once the Company commences its revenue generating operations.

NOTE I         SUBSEQUENT EVENTS

The Company has an SB-2A offering to sell 4,125,000 shares of its common stock at $.10 per share for a total of $412,500. This offering includes 3,375,000 shares owned by existing stockholders and 750,000 shares will be newly-issued by the Company. The offering costs allocable to shares owned by existing shareholders will be expensed when incurred.

NOTE J         NOTES RECEIVABLE

Two separate $10,000 investments, evidenced by notes receivable with interest at 10% per annum, were made in December of 2002.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2004 AND MARCH 31, 2003

(continued)

NOTE J         NOTES RECEIVABLE (continued)

One note matured June 30, 2003 and the other September 30, 2003. When the notes matured, the Board of Directors decided to re-invest the principal and interest for an additional nine-months. One note in the amount of $10,501 will mature on March 31, 2004 and the other note for $10,753 will mature on June 30, 2004.

The Company's management has reviewed the financial statements of the promissor on the notes and considers its ability to pay when due to be satisfactory.

NOTE K        RE-INVESTMENT OF MATURED NOTE RECEIVABLE

The Company's management reinvested the principal and accrued interest of $11,290 maturing March 31, 2004 for another three months, maturing June 30, 2004.

NOTE L        GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31, 2004. Without realization of additional capital it would be unlikely for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Beeston is a development stage company with no operations, no revenue, limited financial backing and few assets. Beeston's plan of operation is to build a business providing medical diagnostic imaging services for individuals in Western Canada. Beeston's customers would be individuals who are prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers' compensation boards, auto insurance carriers and specialty insurance providers. At the present time, nearly all of these services are provided via the government administered system in public hospitals. We believe there is an opportunity to establish private facilities in both British Columbia and Alberta, and it is Beeston's plan to establish its initial facility within the first six months of our second year of operation.

Beeston's plan is to market its services directly to the individual client, who is dissatisfied with the provision of service under the current government funded medical system, and to the limited number of major institutional customers who make up the British Columbia and Alberta medical services marketplaces. The major institutional customers include automobile insurance carriers, provincial worker's compensation boards, disability insurance plans, specialty insurers, such as those who insure professional sports teams, and the Alberta and British Columbia Medical Insurance Plans. At the present time all of these groups compete for scarce resources and everyone is forced to endure long waiting times for access to medical services.

Beeston's early development will be limited to the establishment of a facility located in either Vancouver, British Columbia, or Edmonton, Alberta, that will offer services provided by either a CT or MRI medical diagnostic imaging technique and produced by equipment selected from a specific group of CT and MRI scanners. We hope to have Beeston's initial medical diagnostic imaging facility in place and ready to receive clients within Beeston's second year of operation. The business plan for Beeston's early development will comprise two phases covering Beeston's first year of operations following the completion of its offering. It will involve the planning and developing of Beeston's initial facility, establishing relations with potential user groups, securing facilities and equipment, and raising additional funds to pay for the leasing of equipment, the leasing, preparing and equipping of facility space and to cover the initial operating costs of the facility.

The initial phase of the business plan is estimated to cost $39,000. The initial phase of Beeston's business plan will cover a period of approximately six months. The second phase of the business loan is estimated to cost $36,000. The second phase of Beeston's business plan will cover a period of approximately six months immediately following the initial phase of Beeston's business plan, and will likely occur sometime in 2005. Beeston currently does not have any funds for the leasing of equipment or facilities, or for the operating expenses of a medical diagnostic imaging facility.

The selection of either Vancouver, British Columbia, or Edmonton, Alberta, as the location for Beeston's initial facility will also involve a review and assessment of each city for the availability of suitable premises to lease. The determination of a location to lease for Beeston's initial facility will involve a number of considerations, including, the number of rental spaces available, local zoning laws and building codes, and the site requirements for the initial facility. The selection of the city, and with it the determination of the availability of suitable lease spaces for Beeston's initial facility will require numerous reviews and assessments to be made of existing lease spaces by Beeston's industry consultant.

Beeston currently rents office space at Beeston's business address of #200-1687 West Broadway, Vancouver, British Columbia. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed. Beeston has also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks. These current facilities will be sufficient for Beeston's current operations up until the time Beeston establishes its initial facility.

To date, all of Beeston's officers and directors have provided a total of $38,837 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

Item 3. Controls and Procedures.

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

August 20, 2004            /s/ Brian Smith

Date                             BRIAN SMITH, PRESIDENT

August 20, 2004            /s/ Cindy Watt

Date                             CINDY WATT, SECRETARY