Form 10QSB
period 2004-06-30
BEESTON ENTERPRISES LTD
filed 2004-08-20
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the Company had 5,075,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of June 30, 2004

Condensed Statements of Operations for the Six and Three Months Ended

    June 30, 2004 and 2003 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Six Months

    Ended June 30, 2004 and 2003 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$1,222
Note receivable	22,044
Deposits and other current assets	1,274

Total Current Assets	24,540

Equipment, net	2,510

TOTAL ASSETS	$27,050

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$41
Loan payable - officer	43,288

Total Current Liabilities	43,329

Total Liabilities	43,329

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
5,075,000 shares issued and outstanding	5,075
Additional paid-in capital	30,375
Deficit accumulated during the development stage	(51,729)

Total Stockholders' (Deficit)	(16,279)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$27,050

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		July 12, 1999
	2004	2003	2004	2003	to June 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	11,806	16,897	5,324	6,334	53,559
Depreciation	381	366	191	183	1,296
Total Operating Expenses	12,187	17,263	5,515	6,517	54,855

OTHER INCOME

Interest, net	1,073	1,000	546	500	3,126

Total other income	1,073	1,000	546	500	3,126

NET LOSS APPLICABLE TO COMMON SHARES	$ (11,114)	$ (16,263)	$ (4,969)	$ (6,017)	$ (51,729)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0022)	$ (0.0032)	$ (0.0010)	$ (0.0012)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,075,000	5,075,000	5,075,000	5,075,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999
	2004	2003	to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,114)	$ (16,263)	$ (51,729)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation	381	366	1,296

Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	(232)	1,280	(1,274)
Increase in accounts payable and
accrued expenses	41	314	41
Total adjustments	190	1,960	63

Net cash (used in) operating activities	(10,924)	(14,303)	(51,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(436)	(3,806)
(Increase) in notes receivable	(789)	-	(22,044)

Net cash (used in) investing activities	(789)	(436)	(25,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	35,450
Increase in loans payable	12,451	-	43,288

Net cash provided by financing activities	12,451	-	78,738

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	738	(14,739)	1,222

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	484	18,899	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,222	$ 4,160	$ 1,222

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. The business purpose of the Company is to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada.

The Company's services will be made available to the Provincial Medical Services Plans, insurers of automobile and workplace accident victims, individuals covered by private insurance plans, and individuals prepared to pay for their own medical services. Beeston plans to begin its business with a private clinic providing medical diagnostic imaging services that are to be selected from one of the more specialized medical diagnostic imaging techniques of computer tomography or magnetic resonance imaging, which Beeston will offer in a location where demand and usage warrant.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its efforts to developing the marketing of the real estate properties.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the six months ended June 30, 2004 and 2003 was $381 and $366, respectively.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED
	JUNE 30
	2004	2003

Net loss	$ (11,114)	$ (16,263)

Weighted average common shares
outstanding (Basic)	5,075,000	5,075,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,075,000	5,075,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," which eliminated the pooling of interest method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001. SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill (of which the Company has not recognized such intangible asset) and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. The new rules significantly change what would have to be met to classify an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company is required to apply SFAS No. 144 as of October 1, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    (CONTINUED)

Recent Accounting Pronouncements (Continued)

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-     PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At June 30, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003

Net operating loss carryforwards	15,519	12,185

Less: valuation allowance	(15,519)	(12,185)

Net deferred tax assets	-	-

Net operating losses totaling approximately $52,000 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 -     NOTES RECEIVABLE

Two investments of $10,000 each were made in December 2002. Each investment was supported with a note bearing interest of 10% per annum. One note matured June 30, 2003 and the other note matured September 30, 2003. Upon maturation, the Board of Directors decided to re-invest the principal and accrued interest. The first note was rolled over on July 1, 2003 with accrued interest of $501 and given a new maturity date of March 31, 2004. On April 1, 2004, this note was again rolled over with additional accrued interest of $789 and given a maturity date of June 30, 2004. The second note was rolled over on October 1, 2003 with accrued interest of $753, maturing on June 30, 2004.

On July 1, 2004 the Company rolled over both notes and the accrued interest associated with each note to a new maturity date of September 30, 2004. The Company's management is satisfied that these note holders will have the ability to submit payment upon maturity.

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 5 -     STOCKHOLDERS' DEFICIT

                     Common Stock

As of June 30, 2004 and 2003, the Company has 100,000,000 shares of common stock authorized and 5,075,000 issued and outstanding.

The following details the stock transactions for the Company:

On September 9, 1999 the Company sold 1,700,000 shares of its common stock at $.001 per share for $1,700. The proceeds were used for working capital.

On December 30, 2002, the Company issued 3,375,000 shares of its common stock at $.001 per share for $33,750 cash. The net proceeds of the sale were to be used for working capital and to develop the medical diagnostic imaging services business.

The Company's stock has no readily determinable market price and has been value by the Company at par value which estimates fair value.

NOTE 6 -     LOANS FROM STOCKHOLDERS

From December 2002 through December 2003, stockholders have made advances to the Company for working capital purposes on unsecured demand notes with no stated rate of interest. The balances at June 30, 2004 and 2003 are $43,288 and $20,037, respectively.

NOTE 7-     GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These condensed financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.

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

To date, all of Beeston's officers and directors have provided a total of $43,288 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

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

BEESTON ENTERPRISES LTD.

August 19, 2004                /s/ Brian Smith

Date                                 BRIAN SMITH, PRESIDENT

August 19, 2004                /s/ Cindy Watt

Date                                 CINDY WATT, SECRETARY