Form 10QSB
period 2004-09-30
BEESTON ENTERPRISES LTD
filed 2004-11-12
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
Commission file number 333-103621

BEESTON ENTERPRISES LTD.
NEVADA	88-04360717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#200 1687 West Broadway

Vancouver, British Columbia

Canada, V6J 1X2

(Address of principal executive offices)

(604) 738-1143

(Issuers telephone number)

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

As of September 30, 2004, the Company had 5,075,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of September 30, 2004

Condensed Statements of Operations for the Nine and Three Months Ended

September 30, 2004 and 2003 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Nine Months

Ended September 30, 2004 and 2003 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTMEBER 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$2,176
Note receivable	23,130
Deposits and other current assets	779

Total Current Assets	26,085

Equipment, net	2,320

TOTAL ASSETS	$28,405

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$4,350
Loans payable - stockholders	49,288

Total Current Liabilities	53,638

Total Liabilities	53,638

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
5,075,000 shares issued and outstanding	5,075
Additional paid-in capital	30,375
Deficit accumulated during the development stage	(60,683)

Total Stockholders' (Deficit)	(25,233)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$28,405

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTMEBER 30, 2004 AND 2003 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)
	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		July 12, 1999
	2004	2003	2004	2003	to September 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	21,153	22,471	9,346	5,574	62,906
Depreciation	571	556	191	190	1,486
Total Operating Expenses	21,724	23,027	9,537	5,764	64,392

OTHER INCOME

Interest, net	1,656	1,512	583	512	3,709

T otal other income	1,656	1,512	583	512	3,709

NET LOSS APPLICABLE TO COMMON SHARES	$ (20,068)	$ (21,515)	$ (8,954)	$ (5,252)	$ (60,683)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0040)	$ (0.0042)	$ (0.0018)	$ (0.0010)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,075,000	5,075,000	5,075,000	5,075,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSES STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999
	2004	2003	to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,068)	$ (21,515)	$ (60,683)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation	571	556	1,486

Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	263	1,240	(779)
Increase in accounts payable and
accrued expenses	4,350	1,175	4,350
Total adjustments	5,184	2,971	5,057

Net cash (used in) operating activities	(14,884)	(18,544)	(55,626)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	(436)	(3,806)
(Increase) in notes receivable	(1,875)	(501)	(23,130)

Net cash (used in) investing activities	(1,875)	(937)	(26,936)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	35,450
Increase in loans payable	18,451	1,000	49,288

Net cash provided by financing activities	18,451	1,000	84,738

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	1,692	(18,481)	2,176

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	484	18,899	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,176	$ 418	$ 2,176

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its efforts to developing and initiating its business plan.

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

                    Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $571 and $556, respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003

Net loss	$(20,068)	$ (21,515)

Weighted average common shares
outstanding (Basic)	5,075,000	5,075,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,075,000	5,075,000

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

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

BEESTON ENTERPRISES, LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-     PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At September 30, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003

Net operating loss carryforwards	18,205	9,737

Less: valuation allowance	(18,205)	(9,737)

Net deferred tax assets	-	-

Net operating losses totaling approximately $60,683 are currently available and begin to expire in 2021.

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

On July 1, 2004 the Company rolled over both notes and $1,086 accrued interest associated with the new note to a new maturity date of September 30, 2004. The Company's management is satisfied that these note holders will have the ability to submit payment upon maturity.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 5 - STOCKHOLDERS DEFICIT

                    Common Stock

As of September 30, 2004 and 2003, the Company has 100,000,000 shares of common stock authorized and 5,075,000 issued and outstanding.

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

NOTE 6 - LOANS FROM STOCKHOLDERS

From December 2002 through September 2004, stockholders have made advances to the Company for working capital purposes on unsecured demand notes with no stated rate of interest. The balances at September 30, 2004 and 2003 are $49,288 and $21,037, respectively.

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

To date, all of Beeston's officers and directors have provided a total of $49,288 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

On August 5, 2004, the Company filed a Current Report on Form 8-K, Item 4, reporting a change in the Registrant's Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

November 9, 2004                    /s/ Brian Smith

Date                                         BRIAN SMITH, PRESIDENT

November 9, 2004                    /s/ Cindy Watt

Date                                         CINDY WATT, SECRETARY