Form 10KSB
period 2004-12-31
BEESTON ENTERPRISES LTD
filed 2005-03-17
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

BEESTON ENTERPRISES LTD.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	005-80181	88-04360717
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

#200-1687 West Broadway

Vancouver, British Columbia

Canada V6J 1X2

(Address of principal executive offices)

Issuer's telephone number: (604) 738-1143

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2004 were: nil

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2004: $582,500

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2004: 5,825,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes [ ] No [X]

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Beeston Enterprises Ltd. ("Beeston") was incorporated on July 12, 1999, in the State of Nevada. Beeston has not been in bankruptcy or receivership proceedings, and has not undergone any material reclassification, merger or consolidation.

Beeston is in the process of establishing itself as a Western Canadian based medical diagnostic imaging service provider. Beeston's overall business plan is to provide medical diagnostic imaging services in a variety of configurations at multiple locations in Alberta and British Columbia. Beeston's services will be made available to the Provincial Medical Services Plans, insurers of automobile and workplace accident victims, individuals covered by private insurance plans, and individuals prepared to pay for their own medical services. Beeston plans to begin its business with a private clinic providing medical diagnostic imaging services that are to be selected from one of the more specialized medical diagnostic imaging techniques of computer tomography or magnetic resonance imaging which Beeston will offer in a location where demand and usage warrant. The actual location and configuration of medical diagnostic imaging equipment will be determined during the initial phase of Beeston's business plan by an industry consultant retained by Beeston, based on the consultants' knowledge and experience in the industry and through consultations with insurance providers, local health care practitioners and equipment suppliers.

ITEM 2. PROPERTIES

Beeston's principal place of business and corporate offices are located at #200-1687 West Broadway, Vancouver, British Columbia, Canada V6J 1X2. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed annual since that date. Beeston does not own any property, real or otherwise, except for a computer and some related office equipment having a total value of approximately $3,806, which Beeston purchased for use in the day-to-day business activities.

Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On January 11, 2005, the Company was cleared by the NASD for trading on the OTC Bulletin Board under the Symbol BESN.

At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loan other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and an amendment thereto, and Bylaws of the Company, attached as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively, to this Form SB-2. As of December 31, 2004, the Company had 5,825,000 shares of common stock outstanding.

Non-Cumulative Voting.

The holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Share Purchase Warrants

At December 31, 2004, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2004, there were no share purchase options outstanding.

Dividends.

The Company does not currently intend to pay cash dividends. The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the neither shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company continues to retain the services of Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, to act as transfer agent and registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

To date, all of Beeston's officers and directors have provided a total of $50,837 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

The Company's Company stock was not traded during fiscal year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                                                            Page(s)

Report of Independent Registered Public Accounting Firm - 2004                                                                                  1

Report of Independent Registered Public Accounting Firm - 2003                                                                                  2

Balance Sheets as of December 31, 2004 and 2003                                                                                                       3

Statements of Operations for the Years Ended

    December 31, 2004 and 2003 with Cumulative Totals Since Inception                                                                       4

Statement of Changes in Stockholders' Equity (Deficit) for the Period

July 12, 1999 (Inception) to December 31, 2004                                                                                                          5

Statements of Cash Flows for the Years Ended

    December 31, 2004 and 2003 with Cumulative Totals Since Inception                                                                       6

Notes to Financial Statements                                                                                                                                     7-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Beeston Enterprises, Ltd.

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Beeston Enterprises Ltd., as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period July 12, 1999 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has just begun operations, and is currently developing their business. They had recurring deficits in the past few years and have large accumulated deficits and are in the development stage and have no recurring revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regards to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeston Enterprises Ltd. as of December 31, 2004, and the changes in its operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Bagell Josephs & Company, L.L.C.

Bagell Josephs & Company, L.L.C.

Gibbsboro, New Jersey

March 4, 2005

David E. Coffey, 6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103

Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Beeston Enterprises Ltd.

Las Vegas, Nevada

I have audited the accompanying balance sheets of Beeston Enterprises Ltd. (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, cash flows and changes in stockholders' equity for the periods then ended, as well as the cumulative period from July 12, 1999 (date of inception) to December 31, 2003. These statements are the responsibility of Beeston Enterprises, Ltd.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material aspects, the financial position of Beeston Enterprises Ltd. as of December 31, 2003 and December 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from July 12, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David E. Coffey, C.P.A.

Las Vegas, Nevada

February 23, 2004

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$ 43,400	$ 484
Notes receivable	49,667	22,053
Prepaid expenses and deposits	196	244
Total Current Assets	93,263	22,781

Office equipment, net of $1,676 and $915 depreciation, respectively	2,130	2,891

TOTAL ASSETS	$ 95,393	$ 25,672

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liability
Accounts payable and accrued expenses	$ 5,459	$ -
Total Current Liability	5,459	-

Notes payable to shareholders	50,837	30,837

Total Liabilities	56,296	30,837

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
5,825,000 and 5,075,000 shares, respectively, issued and outstanding	5,825	5,075
Additional paid-in capital	104,625	30,375
Deficit accumulated during the development stage	(71,353)	(40,615)

Total Stockholders' Equity (Deficit)	39,097	(5,165)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 95,393	$ 25,672

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2004	2003	December 31, 2004

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	1,375
Consulting	-	1,515	6,840
Office expenses	3,517	1,816	5,954
Rent	2,875	2,623	6,210
Repairs and maintenance	-	166	351
Taxes and licenses	175	-	1,712
Travel	1,174	-	1,477
Professional fees	24,186	23,116	48,022
Service fees	660	1,738	2,398
Depreciation	761	747	1,676
Total Operating Expenses	33,348	31,721	76,015

OTHER INCOME

Interest, net	2,610	2,048	4,662

Total other income	2,610	2,048	4,662

NET LOSS APPLICABLE TO COMMON SHARES	$ (30,738)	$ (29,673)	$ (71,353)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0060)	$ (0.0058)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,095,548	5,075,000

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY12, 1999 (INCEPTION) TO DECEMBER 31, 2004

				Deficit accumulated	Stockholders'
	Common Stock		Additional	during the develop-	Equity
	Shares	Amount	Paid-in Capital	ment stage	(Deficit)
July 12, 1999 (Inception)	-	-	-	-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	-	$ 1,700
Less net loss	-	-	-	(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-	(1,700)	-

Less net loss	-	-	-	-	-
Balance, December 31, 2000	1,700,000	1,700	-	(1,700)	-

Less net loss	-	-	-	-	-
Balance, December 31, 2001	1,700,000	1,700	-	(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375	-	33,750
Less net loss	-	-	-	(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375	(10,942)	24,508

Less net loss	-	-	-	(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375	(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250	-	75,000
Less net loss	-	-	-	(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	$ 5,825	$ 104,625	$ (71,353)	$ 39,097

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2004	2003	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (30,738)	$ (29,673)	$ (71,353)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	761	746	1,676
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	48	2,195	(196)
Increase in accounts payable and
accrued expenses	5,458	-	5,458

Total adjustments	6,267	2,941	6,938

Net cash (used in) operating activities	(24,471)	(26,732)	(64,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	(435)	(3,806)
Issuance of notes receivable	(27,613)	(2,048)	(49,666)

Net cash (used in) investing activities	(27,613)	(2,483)	(53,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	20,000	10,800	50,837
Issuance of common stock	75,000	-	110,450

Net cash provided by financing activities	95,000	10,800	161,287

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	42,916	(18,415)	43,400

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	484	18,899	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 43,400	$ 484	$ 43,400

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. The business purpose of the Company is to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its efforts to development of business plans and computer software.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Property and Equipment

The cost of computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being used is 60 months. Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations. Depreciation expense for the years ended December 31, 2004 and 2003 was $761 and $747, respectively.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

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

  BEESTON ENTERPRISES LTD.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  DECEMBER 31, 2004 AND 2003

  NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  (CONTINUED)

  Recent Accounting Pronouncements (Continued)

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

  BEESTON ENTERPRISES LTD.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  DECEMBER 31, 2004 AND 2003

  NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  (CONTINUED)

  Recent Accounting Pronouncements (Continued)

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

  At December 31, 2004 and 2003 deferred tax assets consist of the following:

  Net operating losses totalling approximately $71,353 are currently available and begin to expire in 2021.

  A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

  BEESTON ENTERPRISES LTD.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  DECEMBER 31, 2004 AND 2003

  NOTE 4- NOTES RECEIVABLE

  Two investments of $10,000 each were made in December, 2002. Each investment was supported with a note bearing interest of 10% per annum. One note matured June 30, 2003 and the other note matured September 30, 2003. Upon maturation, the Board of Directors decided to reinvest the principal and accrued interest. Reinvestment has continued and the two notes were merged into one note dated October 1, 2004, in the amount of $23,713, due December 31, 2004. That note was rolled over January 1, 2005, in the amount of $24,311 at 10% interest per annum, due April 30, 2005.

  On November 8, 2004, the Board of Directors decided to invest an additional $25,000 in a new note bearing interest at 10% per annum, due February 28, 2005. Accrued interest on the note was $356 as of December 31, 2004. At maturity, the note was rolled over as $25,774, bearing interest at 10% per annum, due May 31, 2005.

  The Company's management is satisfied that the obligor on the notes will have the ability to submit payment upon maturity.

  NOTE 5 - STOCKHOLDERS' EQUITY

  Common Stock

  As of December 31, 2004 and 2003, the Company has 100,000,000 shares of common stock authorized and 5,825,000 and 5,075,000, respectively, issued and outstanding.

  The following details the stock transactions for the Company:

  On September 9, 1999 the Company issued 1,700,000 shares of its common stock at $.001 per share for $1,700 to provide initial working capital.

  On December 30, 2002 the Company completed sale of 3,375,000 shares of its common stock at $.01 per share for $33,750 to provide further working capital and to begin funding for its operations.

  On December 20, 2004 the Company completed the sale of 750,000 shares at $.10 per share for $75,000 to provide further working capital and to fund its operations.

  The Company's stock has no readily determinable market price and has been valued by the Company at par value, which estimates fair value.

  BEESTON ENTERPRISES LTD.

  (A DEVELOPMENT STAGE COMPANY)

  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  DECEMBER 31, 2004 AND 2003

  NOTE 6- GOING CONCERN

  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

  In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

  The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements of any kind with the company's Independent Auditors.

  ITEM 8A. CONTROLS AND PROCEDURES

  Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analysing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

  PART III

  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Brian Smith	54	Director, President, CEO	July, 1999
Cindy Watt	48	Director, Secretary, CFO	July, 1999
Nicole Price	29	Director, Treasurer, Chief Accounting Officer	July, 1999
Michael Upham	50	Director	July, 1999

  Brian Smith

  Mr. Smith graduated from the University of Saskatchewan, located in Saskatoon, Saskatchewan, with a Bachelor of Administration Degree (B. Admin) in 1971 and a Bachelor of Laws Degree (LL.B) in 1974. Mr. Smith was called to the Bar of British Columbia in 1975. Mr. Smith has been a director of Beeston since July 12, 1999, and the President of Beeston since July 13, 1999. Mr. Smith was also the Secretary of Beeston from July 13, 1999 to September 11, 1999.

  Mr. Smith has over 25 years experience in financial consulting and income tax planning. From 1976 to 1978, he was employed by Arthur Andersen, Chartered Accountants, before leaving to work in the corporate audit division of Revenue Canada, Taxation. In 1979, Mr. Smith again entered the private practice of law where he specialized in corporate and income tax matters. In 1984, he left the practice of law to pursue a career in financial consulting and tax planning, which, as a self-employed businessperson, he continues to this date. Mr. Smith has been allocating approximately 10 hours per week of his time to the initial development of Beeston and will be committing at least that amount of time, on a priority basis, to the further development and financing of Beeston's intended operations.

  Cindy Watt

  Ms. Watt graduated from the Northern Alberta Institute of Technology, located in Edmonton, Alberta, with a Diploma in Medical Dicto-Typing (with distinction) in 1979 and from the University of Alberta in Edmonton, Alberta, with a Bachelor of Education (B. Ed) in 1989. Ms. Watt has been a director of Beeston since September 10, 1999, and the Secretary of Beeston since September 11, 1999.

  Ms. Watt was employed by the Medical Records Department, University of Alberta Hospital as a Medical Transcriptionist from 1978 to 1979. From 1979 to 1980 she was a Medical Secretary in the Division of Infectious Diseases, University of Alberta Hospital. From 1981 to 1983 she was Medical Secretary to Drs. W. D. Forbes and B. M. Allan, Neurology and General Surgery, in Vancouver, British Columbia. From 1984 to 1989 Ms. Watt attended the University of Alberta where she completed her B. Ed. and two years of post-graduate work. From 1900 to 1992 she worked as an instructor in Medical Terminology/English Grammar at The Career College located in Edmonton, Alberta. In 1992 she returned to University of Alberta Hospital as a Medical Secretary in the Division of Cardiology until 1993 and then in the Division of Infectious Diseases until 1996. In 1997 she became Administrative Assistant to Dr. S. F. Paul Man, Director, Division of Pulmonary Medicine, University of Alberta where she worked until 1998 when she became Executive Assistant to Dr. Stephen L. Archer, Director, Division of Cardiology, University of Alberta. During the period 1998 to 2000, Ms. Watt also instructed, part-time, in the Business Program at Grant MacEwan Community College, located in Edmonton, Alberta. In 2001 she became an Executive Assistant in the Division of Infectious Diseases, University of Alberta, which position she holds to date.

  Ms. Watt's knowledge and experience in the administrative and practical application of medical services and health care is extensive. She is initially prepared to provide a minimum of 8 hours per week of her time to the business objectives of Beeston and to increase this time as the need arises.

  Nicole Price

  Ms. Price graduated from the University of Saskatchewan, located in Saskatoon, Saskatchewan with a Bachelor of Commerce Degree (B. Comm.) in 1999 and a Bachelor of Arts Degree (B. A.) in 2000. Ms Price has been a director of Beeston since September 10, 1999, and the Treasurer of Beeston since September 11, 1999.

  Ms. Price, having majored in accounting and sociology, has applied her education skills in the area of health care since her graduation from university. In 2000, she was the site coordinator and developer for the Saskatchewan Brest Cancer Study, where she was responsible for the administration and supervision of the cancer centre. In 2000, she became a Special Care Supervisor with Citizens All Association, a publicly funded health care association where she was responsible for the provision of special health care to the individuals served by the association.

  Ms. Price is prepared to provide a minimum of 8 hours per week of her available work time to the development of Beeston's business plan.

  Michael Upham

  Mr. Upham has been a director of Beeston since September 10, 1999, Mr. Upham has been in the retail sales and marketing sector for over 27 years. He was one of the youngest store managers of Jack Fraser's, a Canadian men's clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977. In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985. In 1986, he became District Sales Manager for Playtex Canada Ltd. In this position, he was responsible for the supervision and training of the Company's sales staff for all of Western Canada, as well as participating in the market development and sales growth of the Company's products. Mr. Upham left Playtex Canada Ltd. in 1996 to become a District Sales Manager for Imperial Tobacco Company Limited, a position he holds to this date. In addition to the administrative and supervisory activities associated with his position, he is also involved in marketing and sales promotion.

  Mr. Upham is prepared to provide a minimum of 8 hours per week of his available work time to the development of Beeston's business plan.

  None of Beeston's directors or executive officers have been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

  Cindy Watt and Nicole Price are nieces of Brian Smith, and Michael Upham and Brian Smith are brothers-in-law.

  Significant Employees

  Beeston has no significant employees other than the officers and directors described above, whose time and efforts are being provided to Beeston without compensation.

  Compliance with Section 16(a) of the Exchange Act.

  The Company is not aware of an director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

  Code of Ethics

  Beeston has not adopted a Code of Ethics at this time.

  ITEM 10. EXECUTIVE COMPENSATION.

  (a) No officer or director of Beeston is receiving any remuneration in the form of salaries and/or allowances at this time.

  (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

  (c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan that presently exists.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 2004, Beeston had not compensation plans in effect under which equity securities are authorized for issuance.

  Following is a table showing security ownership of certain beneficial owners, as well as management of the Company. Unless otherwise noted, address of record for each shareholder is #200 - 1687 West Broadway, Vancouver, B.C., V6J 1X2. Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Cindy Watt	425,000	7.3
Common	Michael Upham*	500,000	8.6
Common	Brian Smith	425,000	7.3
Common	Nicole Price	425,000	7.3
Common	Officers and Directors as a Class (4 members)	1,775,000	30.5

  *Michael Upham's wife owns 75,000 of the 500,000 shares.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

  ITEM 13. EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

  ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

  2003: $5,900

  2004: $8,750

  2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

  2003: $600

  2004: $1,800

  3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

  2003: $0

  2004: $0

  4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

  2003: $0

  2004: $0

  5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BEESTON ENTERPRISES LTD.

  Date:     March 16, 2005                                                            /s/ Brian Smith

  Brian Smith, President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Smith	/s/ Cindy Watt
Brian Smith	Cindy Watt
President, CEO, Director	CFO, Secretary, Director
Date: March 16, 2006	Date: March 16, 2006