Form 10QSB
period 2005-03-31
BEESTON ENTERPRISES LTD
filed 2005-05-06
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2005, the Company had 5,825,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [ ]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of March 31, 2005

Condensed Statements of Operations for the Three Months Ended

    March 31, 2005 and 2004 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Three Months

    Ended March 31, 2005 and 2004 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

CONDENSED BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

THREE MONTHS ENDED MARCH 31, 2005	THREE MONTHS ENDED MARCH 31, 2004	Cumulative Totals July 12, 1999 to March 31, 2005
INCOME	$ -	$ -	$ -
OPERATING EXPENSES			
Administrative expenses	6,731	6,486	81,070
Depreciation	190	190	1,866
Total Operating Expenses	6,921	6,676	82,936
OTHER INCOME			
Interest, net	1,236	531	5,898
Total other income	1,236	531	5,898
NET LOSS APPLICABLE TO COMMON SHARES	$ (5,685)	$ (6,145)	$ (77,038)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0010)	$ (0.0012)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,825,000	5,075,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." he Company is devoting substantially all of its efforts to developing and initiating its business plan.

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the three months ended March 31, 2005 and 2004 was $190 and $190, respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

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

MARCH 31, 2005 AND 2004 (UNAUDITED)

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

MARCH 31, 2005 AND 2004 (UNAUDITED)

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

MARCH 31, 2005 AND 2004 (UNAUDITED)

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At March 31, 2005 and 2004 net deferred tax assets consist of the following:

Net operating losses totaling approximately $77,000 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 - NOTES RECEIVABLE

Two investments of $10,000 each were made in December 2002. Each investment was supported with a note bearing interest of 10% per annum. One note matured June 30, 2003 and the other note matured September 30, 2003. Upon maturation, the Board of Directors decided to re-invest the principal and accrued interest. Reinvestment has continued and the two notes were merged into one note dated October 1, 2004, in the amount of $23,713, due December 31, 2004. That note was rolled over January 1, 2005, in the amount of $24,311, also at 10% per annum, due April 30, 2005.

On November 8, 2004, the Board of Directors decided to invest an additional $25,000 in a new note bearing interest at 10% per annum, due February 28, 2005. At maturity the note was rolled over as $25,774, bearing interest at 10% per annum, due April 30, 2005.

The Company's management is satisfied that the obligor on the notes will have the ability to submit payment upon maturity.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2005 and 2004, the Company has 100,000,000 shares of common stock authorized and 5,825,000 issued and outstanding.

The following details the stock transactions for the Company:

On September 9, 1999 the Company sold 1,700,000 shares of its common stock at $.001 per share for $1,700. The proceeds were used for working capital.

On December 30, 2002, the Company issued 3,375,000 shares of its common stock at $.001 per share for $33,750 cash. The net proceeds of the sale were to be used for working capital and to develop medical diagnostic imaging services.

On December 20, 2004, the Company completed the sale of 750,000 shares at $.10 per share for $75,000 for further working capital and to fund operations.

The Company's stock has no readily determinable market price and has been valued by the Company at par value which estimates fair value.

NOTE 6 - LOANS FROM STOCKHOLDERS

From December 2002 through 2004, stockholders have made advances to the Company on unsecured demand notes with no stated rate of interest. The balances at March 31 2005 and 2004 are $19,396 and $38,837, respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005 AND 2004 (UNAUDITED)

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

To date, all of Beeston's officers and directors have provided a total of $19,396 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

Item 3. Controls and Procedures.

As of March 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

May 4, 2005                                            /s/ Brian Smith

Date                                                         BRIAN SMITH, PRESIDENT

May 4, 2005                                           /s/ Cindy Watt

Date                                                         CINDY WATT, SECRETARY