Form 10QSB
period 2005-06-30
BEESTON ENTERPRISES LTD
filed 2005-08-15
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

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

As of June 30, 2005, the Company had 5,825,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(UNAUDITED)

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Financial Statements:

Condensed Balance Sheet as of June 30, 2005 (Unaudited)

Condensed Statements of Operations for the Six and Three Months Ended

     June 30, 2005 and 2004 with Cumulative Totals Since Inception (Unaudited)

Condensed Statements of Cash Flow for the Six Months

     Ended June 30, 2005 and 2004 with Cumulative Totals Since Inception (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2005

(UNAUDITED)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004 (UNAUDITED)

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

JUNE 30, 2005 AND 2004 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the six months ended June 30, 2005 and 2004 was $381, respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company has no options or warrants outstanding.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure," an amendment of SFAS No. 123.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At June 30, 2005, deferred tax assets consist of the following:

Net operating losses totaling $81,958 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 4 - NOTES RECEIVABLE

Two investments of $10,000 each were made in December 2002. Each investment was supported with a note bearing interest of 10% per annum. One note matured June 30, 2003 and the other note matured September 30, 2003. Upon maturation, the Board of Directors decided to re-invest the principal and accrued interest. Reinvestment has continued and the two notes were merged into one note dated October 1, 2004, in the amount of $23,713, due December 31, 2004. That note was rolled over January 1, 2005, in the amount of $24,311, also at 10% per annum, due April 30, 2005. The note was paid in full when due. The proceeds were used to pay off notes payable to stockholders and for working capital.

On November 8, 2004, the Board of Directors decided to invest an additional $25,000 in a new note bearing interest at 10% per annum, due February 28, 2005. At maturity the note was rolled over as $25,774, bearing interest at 10% per annum, due May 31, 2005. On June 1, 2005 the Board of Directors decided to reinvest the then-current amount of $26,424 in a new note at 10% per annum due August 31, 2005. Management is satisfied that the obligor will have the ability to pay when due.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2005 and 2004, the Company has 100,000,000 shares of common stock authorized and 5,825,000 issued and outstanding.

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

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 6 - LOANS FROM STOCKHOLDERS

From December 2002 through March 2005, stockholders have made advances to the Company on unsecured demand notes with no stated rate of interest. The balances were paid in full as of June 30, 2005.

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

As of June 30, 2005, all of the funding provided to Beeston by its officers and directors in the form of various non-interest demand loans were repaid in full. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

Item 3. Controls and Procedures.

As of June 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the second quarter of fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

On May 19, 2005, the Company filed a current report on Form 8-K announcing the resignations of Nicole Price and Michael Upham from their respective positions as officers and directors of the Company.

On June 17, 2005, the Company filed a current report on Form 8-K announcing its entry into a Letter of Intent with an Italian corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

August 11, 2005                    /s/ Brian Smith

Date                                     BRIAN SMITH, PRESIDENT

August 11, 2005                     /s/ Cindy Watt

Date CINDY WATT, SECRETARY