Form 10QSB
period 2005-09-30
BEESTON ENTERPRISES LTD
filed 2005-11-10
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2005, the Company had 5,825,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Balance Sheet as of September 30, 2005 (Unaudited)

Condensed Statements of Operations for the Nine and Three Months Ended

     September 30, 2005 and 2004 with Cumulative Totals Since Inception (Unaudited)

Condensed Statements of Cash Flows for the Nine Months

     Ended September 30, 2005 and 2004 with Cumulative Totals Since Inception (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2005

(UNAUDITED)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments that, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $571 respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

At September 30, 2005 deferred tax assets consist of the following:

Net operating losses totaling approximately $88,604 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

On November 8, 2004, the Board of Directors decided to invest an additional $25,000 in a new note bearing interest at 10% per annum, due February 28, 2005. At maturity the note was rolled over as $25,774, bearing interest at 10% per annum, due May 31, 2005. On June 1, 2005 the Board of Directors decided to reinvest the then-current amount of $26,424 in a new note at 10% per annum due August 31, 2005. On September 1, 2005 the new total of $27,090 was reinvested in a new note at 10% per annum due December 31, 2005. Management is satisfied that the obligor will have the ability to pay when due.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2005 and 2004, the Company has 100,000,000 shares of common stock authorized and 5,825,000 and 5,075,000, respectively, issued and outstanding.

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

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 6 - LOANS FROM STOCKHOLDERS

From December 2002 through 2004, stockholders have made advances to the Company on unsecured demand notes with no stated rate of interest. The balance at September 30, 2005 is $6,000.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Beeston is a development stage company with no operations, no revenue, limited financial backing and few assets. Beeston's plan of operation is to build a business providing medical diagnostic imaging services for individuals in Western Canada. Beeston's customers would be individuals who are prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers' compensation boards, auto insurance carriers and specialty insurance providers. At the present time, nearly all of these services are provided via the government administered system in public hospitals. We believe there is an opportunity to establish private facilities in both British Columbia and Alberta.

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

The initial phase of the business plan is estimated to cost $39,000. The initial phase of Beeston's business plan will cover a period of approximately six months. The second phase of the business loan is estimated to cost $36,000. The second phase of Beeston's business plan will cover a period of approximately six months immediately following the initial phase of Beeston's business plan, and will likely occur sometime in 2006. Beeston currently does not have any funds for the leasing of equipment or facilities, or for the operating expenses of a medical diagnostic imaging facility.

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

As of September 30, 2005, all of the funding provided to Beeston by its officers and directors in the form of various non-interest demand loans were repaid in full. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

Item 3. Controls and Procedures.

As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the third quarter of fiscal year 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

  On October 20, 2005, the Company filed a current report on Form 8-K announcing an amendment to the Company's Bylaws.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

November 7, 2005            /s/ Brian Smith

Date                               BRIAN SMITH, PRESIDENT

November 7, 2005            /s/ Brian Smith

Date                               CINDY WATT, SECRETARY