Form 10KSB
period 2005-12-31
BEESTON ENTERPRISES LTD
filed 2006-03-29
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Title of Class: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

Revenues for the fiscal year ended December 31, 2005 were: nil

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2005: $ 29,307,000

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2005: 5,825,000

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

ITEM 2. PROPERTIES

Beeston's principal place of business and corporate offices are located at #200-1687 West Broadway, Vancouver, British Columbia, Canada V6J 1X2. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed annual since that date up until September 1, 2005, when it became a month to month tenancy. Beeston does not own any property, real or otherwise, except for a computer and some related office equipment having a total value of approximately $3,806, which Beeston purchased for use in the day-to-day business activities.

Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its annual meeting of stockholders held on August 15, 2005, the stockholders of Beeston elected two directors to the Board of Directors; appointed the Company's independent auditor for the ensuing year; and granted the Board of Directors of Beeston the authority to:

(a) split the Company's common stock at such future date and in such manner as the Board of Directors deems necessary, and (b) amend the Articles of Incorporation of the Company for the purpose of changing Beeston's name, at such future date and to such name as the Board of Directors deems appropriate, all without additional stockholder approval.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

On January 11, 2005, the Company was cleared by the NASD for trading on the OTC Bulletin Board under the Symbol BESN.

At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loans, other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company's previously filed SB-2. As of December 31, 2005, the Company had 5,825,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2005, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2005, there were no share purchase options outstanding.

Dividends.

The Company does not currently intend to pay cash dividends. The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

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

Beeston's early development will be limited to the establishment of a facility located in either Vancouver, British Columbia, or Edmonton, Alberta, that will offer services provided by either a CT or MRI medical diagnostic imaging technique and produced by equipment selected from a specific group of CT and MRI scanners. The business plan for Beeston's early development will comprise two phases. It will involve the planning and developing of Beeston's initial facility, establishing relations with potential user groups, securing facilities and equipment, and raising additional funds to pay for the leasing of equipment, the leasing, preparing and equipping of facility space and to cover the initial operating costs of the facility.

The initial phase of the business plan is estimated to cost $39,000. The initial phase of Beeston's business plan will cover a period of approximately six months. The second phase of the business plan is estimated to cost $36,000. The second phase of Beeston's business plan will cover a period of approximately six months immediately following the initial phase of Beeston's business plan. Beeston currently does not have any funds for the leasing of equipment or facilities, or for the operating expenses of a medical diagnostic imaging facility. Beeston will require additional debt or equity financing in order to complete the phases of its business plan.

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

Beeston currently rents office space at Beeston's business address of #200-1687 West Broadway, Vancouver, British Columbia. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed annually up until September 1, 2005, and is now continued as a monthly lease.. Beeston has also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks. These current facilities will be sufficient for Beeston's current operations up until the time Beeston establishes its initial facility.

To date, all of Beeston's officers and directors have provided a total of $12,000 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

The Company's stock was thinly traded during fiscal year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                                                                            Page(s)

Report of Independent Registered Public Accounting Firm                                                                                             1-2

Balance Sheets as of December 31, 2005 and 2004                                                                                                        3

Statements of Operations for the Years Ended

     December 31, 2005 and 2004 with Cumulative Totals Since Inception                                                                        4

Statement of Changes in Stockholders' Equity (Deficit) for the Period

     July 12, 1999 (Inception) to December 31, 2005                                                                                                        5

Statements of Cash Flows for the Years Ended

     December 31, 2005 and 2004 with Cumulative Totals Since Inception                                                                        6

Notes to Financial Statements                                                                                                                                       7-12

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Beeston Enterprises Ltd.

Vancouver, British Columbia

We have audited the accompanying balance sheets of Beeston Enterprises Ltd. ( A Development Stage Company) (the "Company") as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements for the years ended December 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has sustained recurring deficits over the past few years and has large accumulated deficits and is currently in the development stage with no recurring revenues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeston Enterprises Ltd. as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

Gibbsboro, New Jersey

March 20, 2006

MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)

            CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)

    NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

    PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

    FLORIDA STATE BOARD OF ACCOUNTANCY

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

The accompanying notes are an integral part of these financial statements

3/23/2006

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2005

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    (CONTINUED)

Property and Equipment

The cost of computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being used is 60 months. Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations. Depreciation expense for the years ended December 31, 2005 and 2004 was $761 and $761, respectively.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

All dilutive securities are not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   (CONTINUED)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock- Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Base Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No.123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123 and, as amended, SFAS 148.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

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

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At December 31, 2005 and 2004 deferred tax assets consist of the following:

Net operating losses totaling approximately $97,265 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 4- NOTES RECEIVABLE

Two investments of $10,000 each were made in December, 2002. Each investment was supported with a note bearing interest of 10% per annum. One note matured June 30, 2003 and the other note matured September 30, 2003. Upon maturation, the Board of Directors decided to reinvest the principal and accrued interest. Reinvestment has continued and the two notes were merged into one note dated October 1, 2004, in the amount of $23,713, due December 31, That note was rolled over January 1, 2005, in the amount of $24,311 at 10% interest per annum, due April 30, 2005 and was collected as $25,124 on May 3, 2005.

On November 8, 2004 the Company invested another $25,000 in a new note, due February 28, 2005, bearing interest at 10% per annum. That note was rolled over On March 1 as $26,424 due August 31. That note was then rolled over on September 1 as $27,090 due December 31, 2005. Subsequently, management has decided to reinvest the amount due of $27,995 on January 1, 2006 due June 30, 2006 at 10% interest per annum.

The Company's management is satisfied that the obligor on the notes will have the ability to submit payment upon maturity.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand and pay no interest. The total of these notes as of December 31, 2005 and 2004 was $12,000 and $50,837, respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2005 and 2004, the Company has 100,000,000 shares of common stock authorized and 5,825,000 shares issued and outstanding.

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

NOTE 7- GOING CONCERN

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

ITEM 8B. OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2005, there was no information required to be reported on Form 8K which was no previously reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Brian Smith	55	Director, President, Treasurer, CEO	July, 1999
Cindy Watt	49	Director, Secretary, CFO	September, 1999

Brian Smith

Mr. Smith graduated from the University of Saskatchewan, located in Saskatoon, Saskatchewan, with a Bachelor of Administration Degree (B. Admin) in 1971 and a Bachelor of Laws Degree (LL.B) in 1974. Mr. Smith was called to the Bar of British Columbia in 1975. Mr. Smith has been a director of Beeston since July 12, 1999, the President of Beeston since July 13, 1999, and the Treasurer of Beeston since July 12, 2005. Mr. Smith was also the Secretary of Beeston from July 13, 1999 to September 11, 1999.

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

Cindy Watt is the niece of Brian Smith

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2004, Beeston had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company. Unless otherwise noted, address of record for each shareholder is #200 - 1687 West Broadway, Vancouver, B.C., V6J 1X2. Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Cindy Watt	425,000	7.3
Common	Brian Smith*	515,500	8.85
Common	Officers and Directors as a Class (2 members)	940,500	16.15

*Brian Smith's wife owns 90,500 of the 515,500 shares.

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

2004: $8,750

2005: $9,964

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $1,800

2005: $3,000

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

Date: March 27, 2006                                                                              /s/ Brian Smith

                                                                                                                Brian Smith, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Smith	/s/ Cindy Watt
Brian Smith	Cindy Watt
President, Treasurer, CEO, Director	Secretary, CFO, Director
Date: March 27, 2006	Date: March 27, 2006