Form 10QSB
period 2006-03-31
BEESTON ENTERPRISES LTD
filed 2006-05-11
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, the Company had 5,825,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of March 31, 2006

Condensed Statements of Operations for the Three Months Ended

     March 31, 2006 and 2005 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Three Months

     Ended March 31, 2006 and 2005 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

ASSETS

Current Assets		
Cash and cash equivalents	$	813
Notes receivable		28,685
Deposits and other current assets		327
Total Current Assets		29,825
Equipment, net		1,178
TOTAL ASSETS	$	31,003

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES		
Current Liabilities		
Accounts payable and accrued expenses	$	9,285
Notes payable to stockholders		14,686
Total Current Liabilities		23,971
Total Liabilities		23,971
STOCKHOLDERS' EQUITY		
Common stock, par value $.001, 100,000,000 shares authorized and 5,825,000 shares issued and outstanding		5,825
Additional paid-in capital		104,625
Deficit accumulated during the development stage		(103,418)
Total Stockholders' Equity		7,032
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$	31,003

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. The business purpose of the Company is to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the three months ended March 31, 2006 and 2005 was $190 and $190, respectively.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005 (UNAUDITED)

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Base Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123 and, as amended, SFAS No. 148.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

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

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At March 31, 2006 and 2005 deferred tax assets consist of the following:

Net operating losses totaling approximately $103,418 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 - NOTES RECEIVABLE

Two investments of $10,000 each were made in December 2002. Each investment was supported with a note bearing interest of 10% per annum. One note matured June 30, 2003 and the other note matured September 30, 2003. Upon maturation, the Board of Directors decided to re-invest the principal and accrued interest. Reinvestment has continued and the two notes were merged into one note dated October 1, 2004, in the amount of $23,713, due December 31, 2004. That note was rolled over January 1, 2005, in the amount of $24,311 at 10% per annum, due April 30, 2005 and was collected as $25,124 on May 3, 2005.

On November 8, 2004, the Company invested another $25,000 in a new note bearing interest at 10% per annum, due February 28, 2005. That note was rolled over on March 1 as $26,424 due August 31. That note was then rolled over on September 1 as $27,090 due December 31, 2005. That note was then rolled over on January 1, 2006 as $27,995 due June 30, 2006 at 10% interest per annum.

The Company's management is satisfied that the obligor on the notes will have the ability to submit payment upon maturity.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand and pay no interest. The totals of these notes as of March 31, 2006 and 2005 are $14,686 and $18,837, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2006 and 2005, the Company has 100,000,000 shares of common stock authorized and 5,825,000 issued and outstanding.

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

Beeston's early development will be limited to the establishment of a facility located in either Vancouver, British Columbia, or Edmonton, Alberta, that will offer services provided by either a CT or MRI medical diagnostic imaging technique and produced by equipment selected from a specific group of CT and MRI scanners. We hope to have Beeston's initial medical diagnostic imaging facility in place and ready to receive clients within the next year of operation. The business plan for Beeston's early development will comprise two phases. It will involve the planning and developing of Beeston's initial facility, establishing relations with potential user groups, securing facilities and equipment, and raising additional funds to pay for the leasing of equipment, the leasing, preparing and equipping of facility space and to cover the initial operating costs of the facility.

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

Beeston currently rents office space at Beeston's business address of #200-1687 West Broadway, Vancouver, British Columbia. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed annually up until September 1, 2005, and is now continued as a monthly lease. Beeston has also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks. These current facilities will be sufficient for Beeston's current operations up until the time Beeston establishes its initial facility.

As of March 31, 2006, all of its officers and directors have provided a total of $14,686 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

Item 3. Controls and Procedures.

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analysing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date

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

BEESTON ENTERPRISES LTD.

May 10, 2006                            /s/ Brian Smith

Date                                         BRIAN SMITH, PRESIDENT

May 10, 2006                            /s/ Cindy Watt

Date                                         CINDY WATT, SECRETARY