Form 10QSB
period 2006-06-30
BEESTON ENTERPRISES LTD
filed 2006-08-11
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2006, the Company had 5,825,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

BEESTON ENTERPRISES LTD.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Financial Statements:

Condensed Balance Sheet as of June 30, 2006 (Unaudited)

Condensed Statements of Operations for the Six and Three Months Ended

    June 30, 2006 and 2005 with Cumulative Totals Since Inception (Unaudited)

Condensed Statements of Cash Flows for the Six Months

    Ended June 30, 2006 and 2005 with Cumulative Totals Since Inception (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

BEESTON ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

Current Assets		
Cash and cash equivalents	$	1,802
Notes receivable		29,383
Deposits and other current assets		571
Total Current Assets		31,756
Equipment, net		987
TOTAL ASSETS	$	32,743

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES		
Current Liabilities		
Accounts payable and accrued expenses	$	4,130
Notes payable to stockholders		27,473
Total Current Liabilities		31,603
Total Liabilities		31,603
STOCKHOLDERS' EQUITY		
Common stock, par value $.001, 100,000,000 shares authorized and 5,825,000 shares issued and outstanding		5,825
Additional paid-in capital		104,625
Deficit accumulated during the development stage		(109,310)
Total Stockholders' Equity		1,140
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$	32,743

The accompanying notes are an integral part of these condensed financial statements.

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		Cumulative Totals July 12, 1999
	2006	2005	2006	2005	to June 30, 2006
INCOME	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES					
Administrative expenses	13,051	12,321	6,399	5,591	115,994
Depreciation	381	381	191	190	2,819
Total Operating Expenses	13,432	12,702	6,590	5,781	118,813
OTHER INCOME					
Interest, net	1,388	2,097	698	861	9,503
Total other income	1,388	2,097	698	861	9,503
NET LOSS APPLICABLE TO COMMON SHARES	$ (12,044)	$ (10,605)	$ (5,892)	$ (4,920)	$ (109,310)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,825,000	5,825,000	5,825,000	5,825,000	

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the six months ended June 30, 2006 and 2005 was $381, respectively.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Base Compensation - Transition and Disclosures", an amendment of

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Stock-Based Compensation (Continued)

SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123 and, as amended, SFAS No. 148.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections." FAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At June 30, 2006 and 2005 deferred tax assets consist of the following:

Net operating losses totaling approximately $109,310 are currently available and begin to expire in 2021.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 3- PROVISION FOR INCOME TAXES (Continued)

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

On November 8, 2004, the Company invested another $25,000 in a new note bearing interest at 10% per annum, due February 28, 2005. That note was rolled over on March 1 as $26,424 due August 31. That note was then rolled over on September 1 as $27,090 due December 31, 2005. That note was then rolled over on January 1, 2006 as $27, 995 due June 30, 2006. That note was then rolled over July 1, 2006 as $29,383 due September 30, 2006 at 10% per annum.

The Company's management is satisfied that the obligor on the notes will have the ability to submit payment upon maturity.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand and pay no interest. The total of these notes as of June 30, 2006 was $27,473.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2006, the Company has 100,000,000 shares of common stock authorized and 5,825,000 issued and outstanding.

The following details the stock transactions for the Company:

On September 9, 1999 the Company sold 1,700,000 shares of its common stock at $.001 per share for $1,700. The proceeds were used for working capital.

BEESTON ENTERPRISES LTD

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (Continued)

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

NOTE 8- SUBSEQUENT EVENT

On July 17, 2006, the Company approved a 10 for 1 forward stock split effective August 1, 2006 for stockholders of record July 31, 2006. The 5,825,000 pre-split shares will become 58,250,000 shares issued and outstanding.

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

As of June 30, 2006, all of its officers and directors have provided a total of $27,473 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Beeston has no plans to expand outside Canada at this time.

Item 3. Controls and Procedures.

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K
  On July 12, 2006, the Company filed an 8K reporting the resignation of Cindy Watt as a member of the Board of Directors and an officer of the Corporation.
  On July 19, 2006, the Company filed an 8K reporting the split of the Company's common stock on a ten (10) new shares for one (1) old share basis.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

August 1o, 2006                                                                    /s/ Brian Smith

Date                                                                                     BRIAN SMITH, PRESIDENT