Form 10QSB
period 2006-09-30
BEESTON ENTERPRISES LTD
filed 2006-11-13
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2006, the Company had 58,250,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of September 30, 2006

Condensed Statements of Operations for the Nine and Three Months Ended

    September 30, 2006 and 2005 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Nine Months

    Ended September 30, 2006 and 2005 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. The business purpose of the Company was originally to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada. In September of 2006 the Company changed its purpose to mineral exploration and development.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-exploration Stage Company

The Company is considered to be in the pre-exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its efforts to developing and initiating its business plan.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $571 and $571, respectively.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At September 30, 2006 and 2005 deferred tax assets consist of the following:

Net operating losses totaling approximately $168,582 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand and pay no interest. The totals of these notes as of September 30, 2006 and 2005 are $53,094 and $6,000, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 5 - PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars. The expense was recognized as $44,811US.

The Company is obligated to pay any fees and assessments to maintain the claims and to pay the vendor a royalty of 2% of net smelter returns. The royalty obligation may be reduced to 1% upon payment of $500,000 or eliminated by payment of $1,000,000.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY(DEFICIT)

                 Common Stock

As of September 30, 2006 and 2005, the Company has 100,000,000 shares of common stock authorized and 58,250,000 issued and outstanding.

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

On July 17, 2006 the Company approved a 10 for 1 forward stock split effective August 1, 2006 for stockholders of record July 31, 2006. The 5,825,000 pre-split shares became 58,250,000 shares issued and outstanding.

NOTE 7- GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the pre-exploration stage and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 7- GOING CONCERN (CONTINUED)

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from debt or equity financing.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Beeston is a pre-exploration stage company with no operations, no revenue, limited financial backing and few assets. Beeston's initial plan of operation was to build a business providing medical diagnostic imaging services for individuals in Western Canada. Beeston's customers would have been individuals who were prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers' compensation boards, auto insurance carriers and specialty insurance providers. The Company believed at the time that there was an opportunity to provide these services through private clinics that would supplement those being provided by a government funded and administered health service that was constantly operating under pressure to provide such services on a timely basis. Despite its efforts in this regard, Beeston was unable to implement this business plan. Beeston has also undergone management changes. A number of its original directors and officers are no longer with the Company, and Beeston is currently endeavoring to replace some if its personnel. As part of this reorganization, the Board of Directors has decided to explore opportunities in areas other than those contained in the original business plan.

The Company believes that the growing demand for the production of natural resources presents an area of opportunity for developing companies. Accordingly, in September, 2006, Beeston acquired a large tract of mineral claims located in the Province of British Columbia, Canada, for the purpose of carrying out exploration and development on this mineral property. There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, the Company is of the opinion that the location of the mining property is such as to warrant its acquisition and for Beeston to undertake a program of exploration on the mineral property. Beeston anticipates it will be required to raise sufficient funds, whether through debt or equity financing, to be able to implement a program of exploration by the middle of 2007.

It is also Beeston's intent to pursue other mining properties of interest in the same area of its current mineral claim holdings, either through acquisition or by participation in a joint venture with another mineral property owner. Beeston will also review the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of its mineral claim holdings.

Beeston currently rents office space at Beeston's business address of #200-1687 West Broadway, Vancouver, British Columbia. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month as a monthly lease. Beeston has also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks. These current facilities will be sufficient for Beeston's current operations up until the time Beeston is able to establish a mining operation.

As of September 30, 2006, all of its officers and directors have provided a total of $53,094 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Item 3. Controls and Procedures.

On September 30, 2006, Beeston carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Beeston's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Beeston's disclosure controls and procedures were effective.

Beeston also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in Beeston's internal controls or in other factors that could significantly affect these controls from June 30, 2006 to September 30, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II -- OTHER INFORMATION

Item 6. Exhibits

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

BEESTON ENTERPRISES LTD.

November 13, 2006                            /s/ Brian Smith

Date                                                  BRIAN SMITH, PRESIDENT