Form 10KSB
period 2006-12-31
BEESTON ENTERPRISES LTD
filed 2007-03-26
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Title of Class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

Revenues for the fiscal year ended December 31, 2006 were: nil

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2006: $ 29,707,500

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2006: 58,250,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format Yes [ ] No [X]

TABLE OF CONTENTS
Item	Description
PART I
1	Description of Business
2	Description of Property
3	Legal Proceedings
4	Submission of Matters to a Vote of Security Holders

PART II
5	Market for Common Equity and Related Stockholder Matters
6	Management's Discussion and Analysis or Plan of Operation
7	Financial Statements
8	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
8A	Controls and Procedures
8B	Other Information

PART III
9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
10	Executive Compensation
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
12	Certain Relationships and Related Transactions, and Director Independence
13	Exhibits
14	Principal Accountant Fees and Services

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Beeston Enterprises Ltd. ("Beeston") was incorporated on July 12, 1999, in the State of Nevada. Beeston has not been in bankruptcy or receivership proceedings, and has not undergone any material reclassification, merger or consolidation.

We originally intended to establish ourself as a Western Canadian based medical diagnostic imaging service provider. However, based on a review of the current business climate in the private medical service sector in Canada, we have chosen to move our business in a new direction. During the second half of 2006, we began acquiring interests in mining properties located in British Columbia, Canada. Accordingly, we have changed our business plan to one of mineral exploration and development.

Current Business

At present, we are a pre-exploration stage company. A pre-exploration stage company is one that is in the process of preparing for a search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine. We currently own a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the "Ruth Lake Property" located approximately 25 kilometres from Lac La Hache, British Columbia, Canada. We also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the "Bluff Lake Property" located approximately 8 kilometres to the North West of our "Ruth Lake Property". Our interests in the Ruth Lake Property and the Bluff Lake Property were both acquired from Candorado Operating Company Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol "CDO"). We do not have any current plans to acquire interests in any additional mineral properties, although we may consider further acquisitions in the future.

Mineral exploration is best conducted where there are large areas of high mineral potential, where mineral rights can be obtained under terms which are reasonable and with long term certainty of title, and where political and tax regimes are known to be relatively favorable and stable. Accordingly, all of our interests in mineral properties are located within the Quesnel Trough, a well known geological belt containing an assemblage of volcanic sedimentary and intrusive rocks of Upper Jurassic age, which extends from Washington State north to central British Columbia. This belt is known for hosting skarn and porphyry copper and copper-gold deposits. Title to our interest in mineral claims, like all titles to mineral claims in British Columbia, are located and recorded by means of a recently developed on-line e-commerce system known as Mineral Title Online. This new system allows mineral claims to be acquired or transferred using the Internet. Mineral claims recorded under the old system are being transferred onto this new title registration system. The result is more accurate and secure with certain mineral claims. As for the mining industry in British Columbia, Canada, the province is currently experiencing a significant growth in mineral exploration. This increase in mineral exploration is due to a number of factors, including the growing demand for mineral resources, a well established and respected mining industry with an infrastructure capable of supporting all forms of mining activity from small scale prospecting to large scale mining operations, and a stable political environment which not only supports the mining industry but ensures it is properly regulated in regard to such matters as health and safety and environmental concerns.

The mining industry as a whole is highly fragmented in that there are numerous prospectors, exploration companies and mine producers. We are a very small pre-exploration stage company that would be considered a minor participant in the mining industry. We do not compete directly with anyone for the exploration of our interests in mineral properties as we hold all interest and/or rights to explore these properties. Readily available commodities markets exist in Canada and around the world for the sale of gold, copper and other minerals. Therefore, should our exploration and development ever progress to the level of a producing mine, we will likely be able to sell any minerals we are able to recover.

There is no assurance that a commercially viable mineral deposit exists on any of the mineral properties in which we have an interest. Mineral property exploration is typically performed in phases. Commencing from the initial phase of exploration work, each subsequent phase of exploration work is recommended by a geologist based on the results of the last completed phase of exploration. We have not yet commenced the initial phase of exploration on any of our interests in mineral properties. Once we have completed our initial phase of exploration on any of our interests in mineral properties, we will make a decision as to whether or not to proceed with the next phase of exploration based on the results of the initial stage of exploration. Our directors will make this decision based upon the recommendations of the independent geologist who will oversee the initial programs and analyze the results.

Our plan of operation, which is described in more detail under Item 6. herein, is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration. All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper or gold. There can be no determination that any commercially viable mineral deposits exist on any of our mining claims until appropriate exploration work has been performed.

Even if we complete our proposed exploration programs on our mineral properties and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, geochemical, engineering and other studies before we will know if we have a commercially viable mineral deposit.

ITEM 2. PROPERTIES

Beeston's principal place of business and corporate offices are located at #200-1687 West Broadway, Vancouver, British Columbia, Canada V6J 1X2. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed annually since that date up until September 1, 2005, when it became a month to month tenancy.

On September 12, 2006, we entered into a Mineral Claim Purchase Agreement with Candorado Operating Company Ltd. ("Candorado"), an unrelated third party, pursuant to which we acquired a 100% interest in 19 mineral claims, totaling in excess of 9,200 hectares, upon the payment of the purchase price of $50,000 CAD on September 15, 2006. Under the terms of the agreement we are required to pay a royalty to Candorado of 2% of "net smelter returns", as that term is defined in the Mineral Claim Purchase Agreement, on any production from the Ruth Lake Property. In the event that we do not maintain any of the mineral claims comprising the Ruth Lake Property in good standing with the Mineral Titles Branch in British Columbia, Canada by either carrying out the minimum required assessment work or paying the prescribed assessment fee in lieu of performing assessment work for each such claim, Candorado can pay the assessment fee within 30 days of the date required for such payment. We then have the option of either reimbursing Candorado for the assessment fees paid to maintain any of the mineral claims comprising the Ruth Lake Property and retaining ownership of these mineral claims, or abandoning the mineral claims and transferring ownership thereof back to Candorado.

Subsequent to the acquisition of the Ruth Lake Property, we entered into an Option Agreement with Candorado dated December 15, 2006. Under the terms of this Option Agreement, we can acquire up to a 60% interest in three mineral claims, comprising approximately 1,550 hectares, currently owned by Candorado. These three mineral claims are known as the "Bluff Lake Property" and are located approximately 8 kilometers to the North West of our Ruth Lake Property. We paid $5,000 CAD to Candorado at the time of signing the Option Agreement and can acquire a 50% interest in the Bluff Lake Property by paying $45,000 CAD to Candorado on or before January 31, 2007 and by carrying out a $200,000 CAD exploration program thereon by December 15, 2007. We can acquire a further 10% interest in the Bluff Lake Property by carrying out an additional $250,000 CAD exploration program thereon by December 15, 2008. In the event we acquire an interest in the Bluff Lake Property, we further agreed with Candorado that at the request of either party, both parties will negotiate a joint venture agreement for the further exploration and development of the Bluff Lake Property. We can terminate the Option Agreement upon giving thirty (30) days notice to Candorado. Candorado can also terminate the Option Agreement by giving us notice of failure on our part to pay any amount when due or perform any exploration program within the time provided under the Option Agreement and such failure continues for thirty (30) days after such notice.

In Canada, all lands and minerals initially rest in the Federal and Provincial Governments in the name of Her Majesty and the rights to the lands and minerals have been acquired by private individuals under Crown Grants. Early in the history of Canada the practice of reserving the minerals from the Crown Grants of land became an established practice and eventually this practice became law under legislation. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown Grants. Under the Canadian Constitution, minerals located within a province vest in that province. In the case of our interests in mineral properties, that is the Province of British Columbia.

In British Columbia, most of the minerals are owned by the Province. Rights to explore and develop these minerals are obtained as a form of tenure issued by the Province of British Columbia, which is recorded in the Mineral Titles Office as a mineral claim. Mineral claims are defined as a "chattel" under the Mineral Tenure Act of British Columbia and are not an interest in land, but rather, only carry with them the right to enter upon the mineral claim land for the purpose of exploration for minerals and developing any minerals found thereon up to the point of a producing mine.

At such time as the exploration and development carried out upon a mineral claim has progressed to the stage of a mineable mineral deposit, the mineral claim holder can apply to the Miners Titles Office for the grant of a lease of the property comprising the area of the mineral deposit find. Mineral leases can be up to a 30 year term and are renewable. A mining lease increases the mineral claim holders rights in the land contained in the mineral claim and is considered an interest in the land.

The mineral claims comprising our Ruth Lake Property and the Bluff Lake Property have been located and recorded pursuant to the Mineral Tenure Act of the Province of British Columbia. As the registered owner of the mineral claims comprising the Ruth Lake Property, and the agent of Candorado, the registered owner of the mineral claims comprising the Bluff Lake Property, we have the right to explore and develop these mineral claims and recover all of the minerals contained within the surface boundaries of these properties and continuing vertically downward.

Under the Mineral Tenure Act, mineral claims can only be located and recorded by residents of Canada. In order to comply with that requirement, we could either have the title to our mineral properties held "in trust" for us by one of our directors or officers residing in British Columbia, or we could create a wholly owned subsidiary company in British Columbia to be the registered owner of our mineral properties. To avoid the cost of creating and maintaining a wholly owned subsidiary company, we have chosen to register the claims comprising the Ruth Lake Property in the name of our President, Brian Smith, who holds them in trust for us. In the event we find that a commercially viable mineral deposit on any of our mineral claims, we will form a wholly owned subsidiary company in British Columbia, and Mr. Smith will transfer registered title to such wholly owned subsidiary company. To the extent that we may acquire any interest in the Bluff Lake Property, we shall also register our interest in such mineral claims in the name of one of our directors or officers, in trust, unless we have already created a wholly owned subsidiary under which we would register our interest in such mineral claims.

The Ruth Lake Property is located approximately 25 kilometers east of the Town of Lac La Hache or approximately 60 kilometers north-east of the Town of 100 Mile House. The area can be reached via the Forest Grave/Canim Lake Road just to the north of 100 Mile House or by a network of logging roads and tracks which extend east of Lac La Hache. From the Canim Lake Road, 500 Road branches to the north 7 kilometers to the south of Ruth Lake Park and passes through the east centre of the claims and from this road a network of logging roads accesses most of the property.

The Bluff Lake Property is located approximately 30 kilometers north-east of Lac La Hache. The area can be reached via Highway 97/Timothy/Raid Lake Road, then onto an all weather gravel road, from which various logging roads transect the property. It is also approximately 8 kilometers north-west of our Ruth Lake Property and is also accessible by a logging road from the Ruth Lake Property.

The Ruth Lake Property and the Bluff Lake Property are both situate within the geological Quesnel Terrane, also known as the Quesnel Trough. This geological area hosts the Mount Polley, Mount Milligan and Lorraine alkalic copper gold deposits to the north of our properties and the Rayfield River, Afton-Ajax and Copper Mountain mineral deposits to the south. The GWR Resources Inc. Lac La Hache property borders the Bluff Lake Property to the south and is within approximately 5 kilometers to the west of our Ruth Lake Property.

All of the mineral claims comprising the Ruth Lake Property and all of the mineral claims that comprise the Bluff Lake Property, over which we have an option, are unencumbered. There are no native land claims that affect title to our various interests in mineral claims. There is no insurance covering any of our properties and we believe that no insurance is necessary since the mining properties are unimproved and contain no buildings or plant and equipment and our office equipment is of marginal value.

In a transaction subsequent to December 31, 2006, Beeston entered into an agreement ("Option Agreement") with Kranti Resources Inc., ("Kranti") a start up mining company, whereby we granted Kranti an option to acquire one of the mining claims that comprise the Ruth Lake Property. Kranti can acquire the mining claims by payment to Beeston of $20,000 U.S. at the time of entering into the Option Agreement plus carrying out an exploration program of $175,000 CAD over a period of four years. In the event that Kranti acquires the mineral claim, it shall be required, upon it selling any minerals from the mineral claim, to pay a royalty of 2% of "net smelter returns", as that term is defined in the Option Agreement, to Candorado (as a prior owner), which can be paid out for $1,000,000 CAD, and a further royalty of 2% of net smelter returns to Beeston, which can be paid out for $2,000,000 CAD. Kranti will also be responsible for maintaining the mineral claim in good standing during the currency of the Option Agreement. Kranti can terminate the Option Agreement upon thirty days notice and Beeston, upon notice of default of any obligations by Kranti, can terminate the Option Agreement if such default continues for thirty days.

 Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of 2006.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

The Company's common stock trades on the OTC Bulletin Board under the symbol BESE. The following table shows the high and low market prices for each quarter since the Company began trading on February 10, 2005.

Quarter Ending	High	Low
12/31/2006	$2.34	$0.45
09/30/2006	$2.60	$1.00
06/30/2006	$1.18	$0.45
03/31/2006	$0.90	$0.40
12/31/2005	$0.905	$0.70
09/30/2005	$1.005	$0.80
06/30/2005	$0.80	$0.425
03/31/2005	$0.65	$0.005

At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loans, other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company's previously filed SB-2. As of December 31, 2006, the Company had 58,250,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2006, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2006, there were no share purchase options outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Beeston is a pre-exploration stage company with no operations, no revenue, limited financial backing and few assets, which consist mainly of raw mineral properties. Our initial plan of operation was to build a business providing medical diagnostic imaging services for individuals in Western Canada. Our customers would have been individuals who were prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers' compensation boards, auto insurance carriers and specialty insurance providers. We believed at the time that there was an opportunity to provide these services through private clinics that would supplement those being provided by a government funded and administered health service that was constantly operating under pressure to provide such services on a timely basis. Despite our efforts in this regard, we were unable to implement this business plan. We have also undergone management changes. A number of our original directors and officers are no longer with the Company, and we are currently endeavoring to replace some of the personnel. As part of this reorganization, the Board of Directors has decided to explore opportunities in areas other than those contained in the original business plan.

We believe that the growing demand for the production of natural resources presents an area of opportunity for developing companies. Accordingly, in September, 2006, we acquired a large tract of mineral claims located in the Province of British Columbia, Canada, referred to collectively as the "Ruth Lake Property", for the purpose of carrying out exploration and development on this mineral property. There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, we are of the opinion that the location of the mining property is such as to warrant its acquisition and for us to undertake a program of exploration on the mineral property.

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we were able to enter into another agreement under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the "Bluff Lake Property", that are proximate to our previously acquired Ruth Lake Property. Pursuant to the terms of this Option Agreement, we can obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period. Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement may require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture. The Option Agreement relating to the Bluff Lake Property and the agreement for the acquisition of the Ruth Lake Property are described in more detail in Item 2. Properties.

In addition to being near to our previously acquired mineral claims, the optioned claims have also received a significant amount of exploration work to date, the results of which have been made available to us. Based on the exploration work previously carried out on the optioned mineral claims, our management believes that these mineral claims are of sufficient merit to warrant a more advanced work program of exploration.

In its effort to further the exploration and development of our large tract of acquired mineral claims, we will also continue to review the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings. As a result, on January 18, 2007, Beeston entered into an agreement with a start up mining company under which we granted the company an option to acquire a mineral claim from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years. Upon acquisition of the mineral claim by the company, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

The mining industry in British Columbia is well regulated. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically. The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy, Mines and Petroleum Resources ("BCDM"). In the more advanced stages of exploration involving mechanized trenching or diamond drilling - a Plan of Operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance. Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance. In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests. The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD). The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site. In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect. Neither of the exploration programs planned for our properties in 2007 have any such purpose. All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

In the quest for copper-gold mineralization, potassium and magnetic alteration is commonly used as exploration vectors. In regard to the Bluff Lake Property and the Ruth Lake Property, an airborne radiometric and magnetic geophysical survey was recently completed over the area where these properties are located under a partnership program involving a number of the exploration companies having mineral properties in the area, Geological Survey of Canada and Geoscience B.C. The results of this survey have been given to the participating exploration companies and will be released to the general public in April, 2007. The survey results for the Bluff Lake Property were made available to us by Candorado, who was one of the participating exploration companies.

Although the final interpretation is yet to be made by Candorado, a preliminary review shows several potassium anomalies, which may be indicative of potassium alteration. On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization have been noted. Other copper showings exist elsewhere on the property. Previous mineral explorations in this area have also delineated areas of anomalous copper in soils in the property. However, no significant amount of drilling has been done. We have recently retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property. We will then use Mr. Gruenwald's report to develop our planned $200,000 exploration program of the Bluff Lake Property for the coming summer, which we anticipate will include both trenching and drilling. We intend to carry out an exploration work program of $200,000 CAD on the Bluff Lake Property during the summer of 2007. Completion of such an exploration work program would result in our acquiring a 50% interest in the Bluff Lake Property. At such time as we are able to acquire such interest, our directors, in consultation with our Geologist, will determine whether or not to proceed with an additional exploration program of $250,000 CAD in the following year. To the extent that such additional work is recommended and we are able to complete the additional exploration program in 2008, we would acquire an additional 10% interest in the Bluff Lake Property. We would then have a 60% interest in the Bluff Lake Property. Notwithstanding any decision to proceed with the additional exploration, if we are able to complete our initial exploration program of $200,000 CAD on the Bluff Lake Property, and our directors, in consultation with our Geologist, recommend further exploration, we also have the right under the Option Agreement with Candorado to require Candorado to enter into a joint venture with us for the purpose of continuing exploration on the Bluff Lake Property jointly. Candorado also has the same right, under our Option Agreement with it, to require us to participate in further exploration of the Bluff Lake Property as part of a joint venture.

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property. What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit. We have had Mr. Marvin Mitchell, P. Eng., prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims. As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell has recommended an initial exploration program of $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values. These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property. Also, the result of the previous mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property will be released to the general public in April, 2007. At which time we will also have a geologist review the survey and provide us with an interpretation of the results. These results could affect the nature and extent of our initial exploration program planned for the Ruth Lake Property.

As the owner of the mineral claims comprising the Ruth Lake Property, we have the exclusive right to the minerals contained within the surface boundaries and continuing vertically down, and the right to explore, develop and mine the mineral claims for such minerals. These rights granted to owners of mineral claims are obtained as a form of tenure. To maintain our tenure in good standing, a prescribed dollar amount of exploration and development work must be performed and an assessment report detailing such exploration and development filed with the Mineral Titles Office annually. A cash payment of the prescribed dollar amount of exploration and development work may be made in lieu of performing such exploration and development work. In the case of our option to acquire our interest in the claims comprising the Bluff Lake Property, we have the same rights as Candorado, the owner of these claims. Under the terms of our Option Agreement with Candorado, we are obligated to maintain all of the mineral claims comprising the Bluff Lake Property in good standing.

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year thereafter. It is our intent to file assessment reports based on the exploration work we plan to carry out on our mineral properties in 2007. The cost of these exploration programs will more than cover the annual assessment fees for all of our interest in mineral properties.

The terrain in the area in which our mineral properties are located is well forested with rolling hills, and elevations ranging from 915-1525 meters. The climate is generally dry with a warm summer and a cold winter. Precipitation ranges from 42-62 centimeters per year with up to 30 centimeters occurring as snow. While some exploration work such as trenching and drilling could be carried out all year long, generally, exploration in the area is limited to an eight month period running from April to October. We anticipate performing out intended exploration programs during this eight month period.

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House. Electricity lines run up to the boundaries of the mineral properties, however, most power requirements can be provided by the use of on site generators. Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration as well as skilled manpower to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials. At such time as our directors have approved an exploration program prepared by a consulting geologist, we will commence a search for such manpower, products, equipment and materials. We anticipate we will begin preparing for exploration under an approved program of work for each of the Ruth Lake Property and the Bluff Lake Property in early spring, 2007. It is our intention to carry out these exploration programs this summer, 2007, however, the timing of the conduct of work will depend on the availability of the resources needed to complete the exploration programs.

As our directors and officers have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating mining properties, we will have to retain the services of various professionals and technicians in the mining industry to provide such expertise. Accordingly, we have, and will continue to, retain the services of geologists and engineers to advise and assist us in the exploration of our acquired interest in mineral claims.

In order to cover the consulting costs for the preparation of the exploration programs we plan to carry out on each of the Ruth Lake Property and the Bluff Lake Property, the costs of conducting these exploration programs, plus general operating expenses, we will require funding of approximately $300,000 CAD for the next twelve month period. We intend to raise the required funds by means of debt and/or equity funding. To date, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses. Our President, Brian Smith, is prepared to provide additional loans to us; however, we will also pursue the sale of additional shares in the company under one or more private placements. We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property. The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures.

It is our belief that we will be able to obtain the necessary funding to proceed with our planned exploration programs this year. However, to the extent we are unable to acquire the required funds; we will amend or delay the exploration activity accordingly.

We currently rent office space at Beeston's business address of #200-1687 West Broadway, Vancouver, British Columbia. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $158 per month as a monthly lease. We have also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks. These current facilities will be sufficient for our current operations up until the time Beeston is able to establish a mining operation.

As of December 31, 2006, all of our officers and directors have provided a total of $75,354 in funding to Beeston in the form of various non-interest demand loans. Interest on the loans is imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital. We have no agreement with any of our officers and directors for the provision of additional funding.

ITEM 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

BAGELL, JOSEPHS, LEVINE AND COMPANY, LLC

Certified Public Accountants

High Ridge Commons

Suites 400 - 403

200 Haddonfield Berlin Road

Gibbsboro, NJ 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Beeston Enterprises Ltd.

Vancouver, British Columbia

We have audited the accompanying balance sheets of Beeston Enterprises Ltd. (A Pre-Exploration Stage Company) (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since the Company's inception July 12, 1999 for the statements of operations, changes in stockholder's equity and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeston Enterprises Ltd., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since inception July 12, 1999 for the statements of operations, changes in stockholders' equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, NJ 08026

March 17, 2007

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Current Assets
Cash and cash equivalents	$ 11,464	$ 698
Notes receivable	-	27,995
Prepaid expenses and deposits	602	942
Total Current Assets	12,066	29,635

Office equipment, net of $3,199 and $2,438 depreciation, respectively	607	1,368

TOTAL ASSETS	$ 12,673	$ 31,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 11,937	$ 5,818
Total Current Liabilities	11,937	5,818

Notes payable to stockholder	75,354	12,000

Total Liabilities	87,291	17,818

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
58,250,000 shares issued and outstanding	58,250	58,250
Additional paid-in capital	54,499	52,200
Accumulated other comprehensive income	2,072	-
Deficit accumulated during the development stage	(189,439)	(97,265)

Total Stockholders' Equity (Deficit)	(74,618)	13,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 12,673	$ 31,003

The accompanying notes are an integral part of these financial statements.

2

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

2006	2005	July 12, 1999 (inception) to December 31, 2006
INCOME	$ -	$ -	$ -
OPERATING EXPENSES			
Speculative mining expenses	53,245	-	53,245
Professional fees	24,297	16,688	89,007
Administrative expenses	13,668	11,915	51,900
Depreciation	761	761	3,199
Total Operating Expenses	91,971	29,364	197,351
LOSS BEFORE OTHER INCOME AND (EXPENSE)	(91,971)	(29,364)	(197,351)
OTHER INCOME AND (EXPENSE)			
Interest, net	(203)	3,452	7,912
Total Other Income and (Expense)	(203)	3,452	7,912
LOSS BEFORE PROVISION FOR INCOME TAXES	(92,174)	(25,912)	(189,439)
Provision for income taxes	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$ (92,174)	$ (25,912)	$ (189,439)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,250,000	58,250,000

The accompanying notes are an integral part of these financial statements.

3

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2006

				Accumulated	Deficit accumulated	Stockholders'
	Common Stock		Additional	Other Comprehensive	during the pre-	Equity
	Shares	Amount	Paid-in Capital	Income	exploration stage	(Deficit)
July 12, 1999 (Inception)
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss for the period	-	-	-	-	(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-	-	(1,700)	-

Net loss for the year	-	-	-	-	-	-
Balance, December 31, 2000	1,700,000	1,700	-	-	(1,700)	-

Net loss for the year	-	-	-	-	-	-
Balance, December 31, 2001	1,700,000	1,700	-	-	(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375	-	-	33,750
Net loss for the year	-	-	-	-	(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375	-	(10,942)	24,508

Net loss for the year	-	-	-	-	(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375	-	(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250	-	-	75,000
Net loss for the year	-	-	-	-	(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625	-	(71,353)	39,097

Net loss for the year	-	-	-	-	(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)	-	-	-
Net loss for the year	-	-	-	-	(92,174)	(92,174)
Forgiveness of interest on notes payable			-	-	-	-
to stockholder	-	-	2,299	-	-	2,299
Gain on foreign currency translations	-	-	-	2,072	-	2,072
Balance, December 31, 2006	58,250,000	$ 58,250	$ 54,499	$ 2,072	$ (189,439)	$ (74,618)

The accompanying notes are an integral part of these financial statements.

4

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			July 12, 1999 (Inception)
	2006	2005	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (92,174)	$ (25,912)	$ (189,439)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	761	761	3,199
Gain on foreign currency translations	2,072	-	2,072
Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	6,119	361	11,937
(Increase) decrease in prepaid expenses and deposits	340	(746)	(602)
Total adjustments	9,292	376	16,606

Net cash (used in) operating activities	(82,882)	(25,536)	(172,833)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of office equipment	-	-	(3,806)
Collection of notes receivable	27,995	21,671	-

Net cash provided by investing activities	27,995	21,671	(3,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to stockholders	65,653	(38,837)	77,653
Sale of common stock	-	-	110,450

Net cash provided by (used in) financing activities	65,653	(38,837)	188,103

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	10,766	(42,702)	11,464

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	698	43,400	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 11,464	$ 698	$ 11,464

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 2,299	$ -	$ 2,299

The accompanying notes are an integral part of these financial statements.

5

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   (CONTINUED)

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being used is 60 months. Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations. Depreciation expense for the years ended December 31, 2006 and 2005 was $761 and $761, respectively.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding. The 2005 shares are adjusted for a 10 for 1 split on July 17, 2006.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees " (APB No. 25) and related interpretations in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the enhanced disclosure provisions

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   (CONTINUED)

Stock-Based Compensation (Continued)

of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair-value method of SFAS No. 123 and, as amended, SFAS No. 148.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Currency Risk and Foreign Currency Translation

The Company has assets and significant debt to stockholders on notes denominated in Canadian currency. In accordance with FASB 52, "Foreign Currency Translation," the functional currency of the Company is that of the United States currency, requiring periodic conversion at exchange rates as of the report date. The Company has reported its gain on foreign currency in its statement of Other Accumulated Comprehensive Income due to these translation adjustments.

Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payments within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations, or cash flows.

On December 16, 2004 FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-Monetary Assets," an amendment of APB Opinion No. 29,

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

"Accounting for Non-Monetary Transactions." This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets which do not have commercial substance. Under SFAS No. 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable the transaction must be accounted for at fair value, resulting in recognition of any gain or loss. SFAS No. 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

Benefits" (SFAS No. 88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" (SFAS No. 132R). This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At December 31, 2006 and 2005 deferred tax assets consist of the following:

At December 31, 2006 and 2005 the Company had accumulated deficits of $189,439 and $97,265 during the pre-exploration stage to offset future taxable income through 2021. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDER

The Company has borrowed funds for working capital purposes from a stockholder of the Company. The notes are payable on demand without interest. The total of these notes as of December 31, 2006 and 2005 was $75,354 and $12,000, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 5 - PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars. The expense was recognized as $44,811USD. The Company is obligated to pay any fees and assessments to maintain the claims and to pay the vendor a royalty of 2% of net smelter returns. The royalty may be reduced to 1% by payment of $500,000CAD or eliminated entirely by payment of $1,000,000CAD.

On December 15, 2006 the Company made an initial payment of $5,000CAD to acquire an option to purchase an interest in three additional speculative claims. The Company can acquire a 50% interest in the three mineral properties by paying $45,000CAD on or before January 31, 2007 plus carrying out a $200,000CAD exploration and development program by December 15, 2007. The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000CAD exploration and development program by December 15, 2008. The Company paid the cash portion of the option purchase price of $45,000CAD on January 29, 2007.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2006 and 2005, the Company has 100,000,000 shares of common stock authorized and 58,250,000 shares issued and outstanding.

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

On July 17, 2006 the Company effected a 10 for 1 forward split effective August 1, 2006 for stockholders of record July 31, 2006. The 5,825,000 pre-split shares became 58,250,000 shares issued and outstanding.

The Company's stock has no readily determinable market price and has been valued by the Company at par value, which estimates fair value.

During the year, the interest on the notes payable stockholder was forgiven and credited to additional paid-in capital for $2,299.

BEESTON ENTERPRISES LTD.
(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 - GOING CONCERN

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

NOTE 8 _ SUBSEQUENT EVENT

On January 18, 2007 the Company entered into an agreement to purchase an option granting the optionee the right to acquire a portion of its mineral property rights upon the payment of $20,000USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000CAD over a four-year period. Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000CAD. Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000CAD.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company's Independent Auditors.

ITEM 8A. CONTROLS AND PROCEDURES

On December 31, 2006, Beeston carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Beeston's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Beeston's disclosure controls and procedures were effective.

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

There were no significant changes in Beeston's internal controls or in other factors that could significantly affect these controls during the period covered by this report. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2006, there was no information required to be reported on Form 8K which was no previously reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Brian Smith	55	Director, President, Secretary, Treasurer, CEO	July, 1999

Brian Smith

Mr. Smith graduated from the University of Saskatchewan, located in Saskatoon, Saskatchewan, with a Bachelor of Administration Degree (B. Admin) in 1971 and a Bachelor of Laws Degree (LL.B) in 1974. Mr. Smith was called to the Bar of British Columbia in 1975. Mr. Smith has been a director of Beeston since July 12, 1999, the President of Beeston since July 13, 1999, and the Treasurer of Beeston since July 12, 2005. Mr. Smith was also the Secretary of Beeston from July 13, 1999 to September 11, 1999 and was reappointed Secretary on July 11, 2006.

Mr. Smith has over 27 years experience in financial consulting and income tax planning. From 1976 to 1978, he was employed by Arthur Andersen, Chartered Accountants, before leaving to work in the corporate audit division of Revenue Canada, Taxation. In 1979, Mr. Smith again entered the private practice of law where he specialized in corporate and income tax matters. In 1984, he left the practice of law to pursue a career in financial consulting and tax planning, which, as a self-employed businessperson, he continues to this date. Mr. Smith has been allocating approximately 15-20 hours per week of his time to the initial development of Beeston and will be committing at least that amount of time, on a priority basis, to the further development and financing of Beeston's intended operations.

Beeston's director and executive officer has not been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

There have been no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

The Board of Directors does not curretly have a standing audit committee.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, Beeston had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company. Unless otherwise noted, address of record for each shareholder is #200 - 1687 West Broadway, Vancouver, B.C., V6J 1X2. Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Brian Smith*	5.155,000	8.85
Common	Officers and Directors as a Class (1 member)	5,155,000	8.85

*Brian Smith's wife owns 905,000 of the 5,155,000 shares.

There are currently no authorization plans in effect.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

None of the directors qualify as independent directors.

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

2005: $9,964

2006: $12,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $3,000

2006: $3,000

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

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

                                                                                                                                    BEESTON ENTERPRISES LTD.

Date:     March 23, 2007                                                                                              /s/ Brian Smith

                                                                                                                                    Brian Smith, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Smith
Brian Smith
President, Treasurer, CEO, CFO, Director
Date: March 23, 2007