Form 10QSB
period 2007-03-31
BEESTON ENTERPRISES LTD
filed 2007-05-15
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2007, the Company had 58,250,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007 AND 2006

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of March 31, 2007

Condensed Statements of Operations for the Three Months Ended

    March 31, 2007 and 2006 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Three Months

    Ended March 31, 2007 and 2006 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

THREE MONTHS ENDED MARCH 31, 2007	THREE MONTHS ENDED MARCH 31, 2006	Cumulative Totals July 12, 1999 to March 31, 2007
INCOME			
Sale of mining claims	$ 21,275	$ -	$ 21,275
OPERATING EXPENSES			
Speculative mining expenses	44,316		97,561
Professional fees	4,078		93,085
Administrative expenses	5,328	6,653	57,228
Depreciation	190	190	3,389
Total Operating Expenses	53,912	6,843	251,263
OTHER INCOME AND (EXPENSE)			
Interest, net	(1,423)	690	6,489
Total other income	(1,423)	690	6,489
LOSS BEFORE PROVISION FOR INCOME TAXES	(34,060)	(6,153)	(223,499)
Provision for income taxes	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$ (34,060)	$ (6,153)	$ (223,499)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,250,000	58,250,000

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. The business purpose of the Company was originally to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada. In September of 2006 the Company changed its purpose to mineral exploration and development

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-exploration Stage Company

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the three months ended March 31, 2007 and 2006 was $190 respectively.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. There are no dilutive securities, such as warrants or options, outstanding. The 2006 shares are adjusted for a 10 for 1 split on July 17, 2006.

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

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Currency Risk and Foreign Currency Translation

The Company has assets and significant debt to stockholders on notes denominated in Canadian currency. In accordance with FASB 52, "Foreign Currency Translation," the functional currency of the Company is United States currency, requiring periodic conversion at exchange rates as of the report date. The Company has reported its gain on foreign currency in its statement of Other Accumulated Comprehensive Income due to these translation adjustments.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29, "Accounting for Non-monetary transactions" ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle should be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation., clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additonally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132R, "Employers'

Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At March 31, 2007 and 2006 deferred tax assets consist of the following:

At March 31, 2007 and 2006 the Company had accumulated deficits of $223,499 and $103,418, respectively, during the pre-exploration stage to offset future taxable income through 2021. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of utilization of the operating losses in future periods.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand without interest.

Interest on these notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 5 - PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for $50,000CAD. The expense was recognized as $44,811USD. The Company is obligated to pay any fees and assessments to maintain the claims. A payment of $1,355CAD on March 9, 2007 to maintain tenure was recognized as $1,163USD. The Company is obligated to pay the seller a royalty of 2% of net smelter returns. The royalty may be reduced to 1% by payment of $500,000CAD or eliminated by payment of $1,000,000CAD.

On December 15, 2006 the Company made an initial payment of $5,000CAD to acquire an option to purchase an interest in three additional speculative claims. The Company can acquire a 50% interest in the three mineral properties by paying $45,000CAD on or before January 31, 2007 plus carrying out a $200,000CAD exploration and development program by December 15, 2007.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5 - PURCHASE OF MINERAL CLAIMS (CONTINUED)

The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000CAD exploration and development program by December 15, 2008. In addition, upon the Company acquiring a 50% interest in the mineral properties, either party can require the other party to enter into a joint venture for the further exploration and development of its mineral properties. The Company paid the cash portion of the option purchase price of $45,000CAD on January 29, 2007, recognized as $38,561USD.

NOTE 6 - SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the mining claims comprising its mineral property rights upon the payment of $20,000USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000CAD over a four-year period. Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000CAD. Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000CAD.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2007, the Company has 100,000,000 shares of common stock authorized and 58,250,00 issued and outstanding.

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

On July 17, 2006 the Company authorized a 10 for 1 forward split effective August 1, 2006 for stockholders of record July 31, 2006. The 5,825,000 pre-split shares became 58,250,000 shares issued and outstanding.

BEESTON ENTERPRISES LTD.

(A PRE-EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (Continued)

The Company's stock has no readily determinable market price and has been valued by the Company at par value, which estimates fair value.

During the quarter ending March 31, 2007, interest imputed on notes payable forgiven by the stockholder of $1,423 was credited to additional paid-in capital, bringing the total of such interest forgiven to $3,722.

NOTE 8- GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the pre-exploration stage and has no recurring operating revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Beeston is a pre-exploration stage company with no operations, no revenue, limited financial backing and few assets. Beeston's initial plan of operation was to build a business providing medical diagnostic imaging services for individuals in Western Canada. Beeston's customers would have been individuals who were prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers' compensation boards, auto insurance carriers and specialty insurance providers. The Company believed at the time that there was an opportunity to provide these services through private clinics that would supplement those being provided by a government funded and administered health service that was constantly operating under pressure to provide such services on a timely basis. Despite its efforts in this regard, Beeston was unable to implement this business plan. Beeston has also undergone management changes. A number of its original directors and officers are no longer with the Company, and Beeston is currently endeavoring to replace some of its personnel. As part of this reorganization, the Board of Directors has decided to explore opportunities in areas other than those contained in the original business plan.

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

In pursuit of other mining properties of interest in the same area as our current mineral claim holdings, Beeston was able to enter into another agreement under which it was granted an option to acquire an interest in certain mineral claims, referred to collectively as the "Bluff Lake Property", that are proximate to our previously acquired Ruth Lake Property. Pursuant to the terms of this Option Agreement, Beeston can obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period. Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement may require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.

In addition to being near to our previously acquired mineral claims, the optioned claims have also received a significant amount of exploration work to date, the results of which have been made available to us. Based on the exploration work previously carried out on the optioned mineral claims, management believes that these mineral claims are of sufficient merit to warrant a more advanced work program of exploration.

In its effort to further the exploration and development of our large tract of acquired mineral claims, Beeston will also continue to review the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings. As a result, on January 18, 2007, Beeston entered into an agreement with a start up mining company under which we granted the company an option to acquire a mineral claim from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years. Upon acquisition of the mineral claim by the company, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

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

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year fee thereafter. It is our intent to file assessment reports based on the exploration work we plan to carry out on our mineral properties in 2007. The cost of these exploration programs will more than cover the annual assessment fees for all of our interest in mineral properties.

The terrain in the area in which our mineral properties are located is well forested with rolling hills, and elevations ranging from 915-1525 meters. The climate is generally dry with a warm summer and a cold winter. Precipitation ranges from 42-62 centimeters per year with up to 30 centimeters occurring as snow. While some exploration work such as trenching and drilling could be carried out all year long, generally, exploration in the area is limited to an eight month period running from April to October. We anticipate performing our intended exploration programs during this eight month period.

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

As of March 31, 2007, all of its officers and directors have provided a total of $101,530 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Item 3. Controls and Procedures.

On March 31, 2007, Beeston carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Beeston's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Beeston's disclosure controls and procedures were effective.

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

There were no significant changes in Beeston's internal controls or in other factors that could significantly affect these controls from December, 31, 2006 to March 31, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

BEESTON ENTERPRISES LTD.

May 14, 2007                                                            /s/ Brian Smith

Date                                                                         BRIAN SMITH, PRESIDENT