Form 10QSB
period 2007-06-30
BEESTON ENTERPRISES LTD
filed 2007-08-14
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2007, the Company had 58,250,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007 AND 2006

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of June 30, 2007

Condensed Statements of Operations for the Six and Three Months Ended

    June 30, 2007 and 2006 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Six Months

    Ended June 30, 2007 and 2006 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2007

(UNAUDITED)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. The business purpose of the Company was originally to provide medical diagnostic imaging services to individuals in British Columbia and Alberta, Canada. In September of 2006 the Company changed its purpose to mineral exploration and development

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the six months ended June 30, 2007 and 2006 was $381 and $381, respectively.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Currency Risk and Foreign Currency Translation (Continued)

The Company has reported its gain or loss on foreign currency in its statement of Other Accumulated Comprehensive Income or (Loss) due to these translation adjustments.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not currently have a material impact on the Company's financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB")Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle should be recognized by including the cumulative effect of changing to the new accounting

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Recent Accounting Pronouncements (Continued)

principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additonally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after Septemeber 15, 2006. The implementation of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 132R, "Employers'

Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time

In February, 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities," including an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applicable to all entities with available-for-sale and trading securities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

value. Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders' equity. Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. This pronouncement has no effect on the Company at this time.

NOTE 3- PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At June 30, 2007 and 2006 deferred tax assets consist of the following:

At June 30, 2007 and 2006 the Company had accumulated deficits of $244,119 and $109,309, respectively, during the pre-exploration and the exploration stage to date to offset future taxable income through 2021. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of utilization of the operating losses in future periods.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand without interest. The totals of these notes as of June 30, 2007 and 2006 are $115,899 and $27,474, respectively. Interest is imputed on these notes at the rate of 6% per annum as additions to interest expense and contributed capital.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000CAD exploration and development program by December 15, 2008. In addition, upon the Company acquiring a 50% interest in the mineral properties, either party can require the other party to enter into a joint venture for the further exploration and development of the mineral properties. The Company paid the balance of the cash portion of the option purchase price of $45,000CAD on January 29, 2007, recognized as $38,561USD.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2007 and 2006, the Company has 100,000,000 shares of common stock authorized and 58,250,00 and 5,825,000, respectively, issued and outstanding.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

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

On June 21, 2007 the Company received $25,160 for the future issuance of 37,000 shares of its common stock per a private-placement. In addition, the Company received a $2,400 deposit on the sale of additional private-placement shares. Both transactions have been recorded as a "liability for stock to be issued" as the shares were not issued as of June 30, 2007.

The Company's stock has no readily determinable market price and has been valued by the Company at par value, which estimates fair value.

During the quarter ending June 30, 2007, interest imputed on notes payable forgiven by the stockholder of $1,687 was credited to additional paid-in capital, bringing the total of such interest forgiven to $5,409.

NOTE 8- SUBSEQUENT EVENT

On July 5, 2007 the Company received $35,000 from the depositor of the $2,400 cited in Note 7, above, to complete the sale of an additional 55,000 private-placement shares at $.68 per share for a total of $37,400.

The Private Placement Memorandum, authorizing the sale of 500,000 shares at the price of $.68 per share, will expire on September 30, 2007.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years, has large accumulated deficits, is in the pre-exploration stage and has no recurring operating revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Beeston is an exploration stage company in the initial stage of mineral exploration with no revenue, limited financial backing and few assets. Beeston's initial plan of operation was to build a business providing medical diagnostic imaging services for individuals in Western Canada. Beeston's customers would have been individuals who were prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers' compensation boards, auto insurance carriers and specialty insurance providers. The Company believed at the time that there was an opportunity to provide these services through private clinics that would supplement those being provided by a government funded and administered health service that was constantly operating under pressure to provide such services on a timely basis. Despite its efforts in this regard, Beeston was unable to implement this business plan. Beeston has also undergone management changes. A number of its original directors and officers are no longer with the Company, and Beeston is currently endeavoring to replace some of its personnel. As part of this reorganization, the Board of Directors decided to assess opportunities in areas other than those contained in the original business plan.

The Company concluded that the growing demand for the production of natural resources presents an area of opportunity for developing companies. Accordingly, in September 2006, Beeston acquired a large tract of mineral claims located in the Province of British Columbia, Canada, referred to collectively as the "Ruth Lake Property", for the purpose of carrying out exploration and development on this mineral property. There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, the Company is of the opinion that the location of the mining property is such as to warrant its acquisition and for Beeston to undertake a program of exploration on the mineral property.

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

In its effort to further the exploration and development of our large tract of acquired mineral claims, in addition to undertaking its own exploration programs, Beeston is also prepared to participate in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings. As a result, on January 18, 2007, Beeston entered into an agreement with a start up mining company under which we granted the company an option to acquire a mineral claim from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years. Upon acquisition of the mineral claim by the company, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

The mining industry in British Columbia is well regulated. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically. The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy, Mines and Petroleum Resources ("BCDM"). In the more advanced stages of exploration involving mechanized trenching or diamond drilling, a Plan of Operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance. Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance. We will be required to post a $2,500 CAD security bond under the permit we have applied for in regard to the exploration work planned for the second phase of our exploration program on the Bluff Lake Property. In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests. The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD). The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site. In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect. Neither of the exploration programs planned for our properties in 2007 have any such purpose. All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

In the quest for copper-gold mineralization, potassium and magnetic alteration is commonly used as exploration vectors. In regard to the Bluff Lake Property and the Ruth Lake Property, airborne radiometric and magnetic geophysical surveys were recently completed over the areas where these properties are located under a partnership program involving a number of the exploration companies having mineral properties in the area, Geological Survey of Canada and Geoscience B.C. The results of these surveys were first released to the participating exploration companies and then later released to the general public in April, 2007. The survey results for the Bluff Lake Property were made available to us by Candorado Operating Company Ltd. ("Candorado") who was one of the participating exploration companies and the recorded owner of the mineral claims optioned to Beeston.

Although a final interpretation had not yet been made by Candorado, a preliminary review showed several potassium anomalies, which may be indicative of potassium alteration. On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had been noted. Other copper showings exist elsewhere on the property. Previous mineral explorations in this area have also delineated areas of anomalous copper in soils in the property. However, no significant amount of drilling has been done. To assist us in this matter, we retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property. In addition to reviewing the exiting geological information available on the Bluff Lake Property, Mr. Gruenwald had Mr. Rob Shives, a geologist/geophysicist and former Head of the Radiation Geophysics Section, Mineral Resources Division of the Geological Survey of Canada, carry out a geophysical analysis of the property, utilizing the data obtained from the recent airborne survey. As a result, Mr. Shives was able to identify numerous targets on the Bluff Lake Property on which we will focus out initial exploration work. Based on the analysis conducted by Mr. Shives, Mr. Gruenwald developed a $200,000 exploration program of the Bluff Lake Property, which will include both trenching and drilling. We intend to carry out the exploration work program of $200,000 CAD on the Bluff Lake Property during the summer and fall of 2007. Completion of such an exploration work program would result in our acquiring a 50% interest in the Bluff Lake Property. At such time as we are able to acquire such interest, our directors, in consultation with our Geologist, will determine whether or not to proceed with an additional exploration program of $250,000 CAD in the following year. To the extent that such additional work is recommended and we are able to complete the additional exploration program in 2008, we would acquire an additional 10% interest in the Bluff Lake Property. We would then have a 60% interest in the Bluff Lake Property. Notwithstanding any decision to proceed with the additional exploration, if we are able to complete our initial exploration program of $200,000 CAD on the Bluff Lake Property, and our directors, in consultation with our Geologist, recommend further exploration, we also have the right under the Option Agreement with Candorado to require Candorado to enter into a joint venture with us for the purpose of continuing exploration on the Bluff Lake Property jointly. Candorado also has the same right, under our Option Agreement with it, to require us to participate in further exploration of the Bluff Lake Property as part of a joint venture.

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property. What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybenite deposit. We have had Mr. Marvin Mitchell, P. Eng., prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims. As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell had recommended an initial exploration program of $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values. These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property. As with the Bluff Lake Property, Mr. Shives also carried out a geophysical analysis of the property utilizing the results of one of the airborne survey that included the Ruth Lake Property. In his analysis, Mr. Shives was able to identify numerous targets on the Ruth Lake Property. Based on Mr. Shives analysis, Mr. Gruenwald revised the initial exploration program developed for the Ruth Lake Property to concentrate our initial exploration on the areas targeted by Mr. Shives.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House. Electricity lines run up to the boundaries of the mineral properties, however, most power requirements can be provided by the use of on site generators. Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration as well as skilled manpower to conduct exploration. To the extent that we will require various exploration personnel and equipment to carry out our exploration programs planned for 2007, we will be utilizing the services of our Geologist, Mr. Gruenwald, to provide the necessary manpower and equipment that will be necessary for us to complete these exploration programs. The exploration programs for both the Bluff Lake Property and the Ruth Lake Property will commence in late July and will continue into August of 2007. Following the receipt of the assay results on the sampling material obtained from the Bluff Lake Property, we anticipate to commence the second place of our exploration program in late September and into October, 2007.

As our directors and officers have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating mining properties, we will have to continue to retain the services of various professionals and technicians in the mining industry to provide such expertise. Accordingly, we have, and will continue to, retain the services of geologists and engineers to advise and assist us in the exploration of our acquired interest in mineral claims.

In order to cover the consulting costs for the preparation of the exploration programs we plan to carry out on each of the Ruth Lake Property and the Bluff Lake Property, the costs of conducting these exploration programs, plus general operating expenses, we will require funding of approximately $300,000 CAD for the next twelve month period. We intend to raise the required funds by means of debt and/or equity funding. To date, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses. Our President, Brian Smith, is prepared to provide additional loans to us; however, we will also pursue the sale of additional shares in the company under one or more private placements. There is no written agreement with Mr. Smith to loan funds to the Company, and he is under no obligation to do so. On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 U.S. per share. We anticipate raising up to $340,000 U.S. by means of this private placement offering. The private placement offering has an expiration date of September 30, 2007. We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property. The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures.

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

As of June 30, 2007, all of its officers and directors have provided a total of $115,899 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

Item 3. Controls and Procedures.

As of the end of the period cover by this report, Beeston carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Beeston's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Beeston's disclosure controls and procedures were effective.

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

There were no significant changes in Beeston's internal controls or in other factors that could significantly affect these controls from December, 31, 2006 to June 30, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

BEESTON ENTERPRISES LTD.

August 13, 2007                                                        /s/ Brian Smith

Date                                                                        BRIAN SMITH, PRESIDENT