Form 10QSB
period 2007-09-30
BEESTON ENTERPRISES LTD
filed 2007-11-13
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2007, the Company had 58,250,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007 AND 2006

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheet as of September 30, 2007

Condensed Statements of Operations for the Nine and Three Months Ended
    September 30, 2007 and 2006 with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Nine Months
    Ended September 30, 2007 and 2006 with Cumulative Totals Since Inception

Notes to Condensed Financial Statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2007

(UNAUDITED)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		Cumulative Totals July 12, 1999 to September 30, 2007
	2007	2006	2007	2006	
REVENUE					
Sale of mining claims	$ 23,289	$ -	$ 2,014	$ -	$ 23,289
OPERATING EXPENSES					
Speculative mining expenses	120,400	45,004	70,766	45,004	173,646
Professional fees	17,407	17,071	6,250	7,201	106,414
Administrative expenses	14,357	9,448	2,684	6,266	66,257
Depreciation	571	571	190	190	3,769
Total Operating Expenses	152,735	72,094	79,890	58,661	350,086
LOSS BEFORE OTHER INCOME (EXPENSE)	(129,446)	(72,094)	(77,876)	(58,661)	(326,797)
OTHER INCOME AND (EXPENSE)					
Interest, net	(4,892)	778	(1,782)	(611)	3,020
Total other income and (expense)	(4,892)	778	(1,782)	(611)	3,020
NET LOSS APPLICABLE TO COMMON SHARES	$ (134,338)	$ (71,316)	$ (79,658)	$ (59,272)	$ (323,777)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,250,000	58,250,000	58,250,000	58,250,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation. For all equipment presently owned, the useful life being utilized is 60 months. Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $571 and $571, respectively.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At September 30, 2007 and 2006 deferred tax assets consist of the following:

At September 30, 2007 and 2006 the Company had accumulated deficits of $323,777 and $168,582, respectively, during the pre-exploration and the exploration stage to date to offset future taxable income through 2021. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of utilization of the operating losses in future periods.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company. The notes are payable on demand without interest. The totals of these notes as of September 30, 2007 and 2006 are $123,246 and $53,094, respectively. Interest is imputed on these notes at the rate of 6% per annum as additions to interest expense and contributed capital.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2007 and 2006, the Company has 100,000,000 shares of common stock authorized and 58,250,00 and 58,250,000, respectively, issued and outstanding.

The following details the stock transactions for the Company:

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

During the quarter ending September 30, 2007, interest imputed on notes payable forgiven by the stockholder of $1,782 was credited to additional paid-in capital, bringing the total of such interest forgiven to $7,191.

NOTE 8- PRIVATE PLACEMENT MEMORANDUM

The Company has issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its common stock at a price of $.68 per share. The original memorandum terminating on September 30, 2007 has been extended to December 31, 2007.

On June 21, 2007 the Company received $25,160 for the purchase of 37,000 shares under the Private Placement Memorandum. On June 21, 2007 the Company also received a $2,400 deposit on the purchase of 55,000 shares. The sale was completed on July 5, 2007 when the Company received $35,000 from the depositor for a total of $37,400. As of September 30, 2007 the total subscriptions received are 92,000 shares for a total of $62,560.

NOTE 9- GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 9- GOING CONCERN (CONTINUED)

The Company has had recurring operating deficits in the past few years, has large accumulated deficits, is in the exploration stage and has no recurring operating revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10- SUBSEQUENT EVENT

On October 27, 2007, the Company entered into an Amending Agreement, which extended the date of its Option Agreement dated December 15, 2006. The Company has been prevented from completing mining operations for the purpose of complying with a certain clause of the Option Agreement due to shortage of both labor and equipment necessary for the performance of mining operations on the property defined in the Option Agreement. The Amending Agreement extends the date for the Company to incur the expenditures required in order to acquire an interest in a certain mining property pursuant to the Option Agreement.

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

The mining industry in British Columbia is well regulated. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically. The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy, Mines and Petroleum Resources ("BCDM"). In the more advanced stages of exploration involving mechanized trenching or diamond drilling, a Plan of Operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance. Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance. We have posted a $2,500 CAD security bond under the permit we applied for and obtained in regard to the exploration work planned for the second phase of our exploration program on the Bluff Lake Property. In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests. The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD). The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site. In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect. Neither of the exploration programs planned for our properties in 2007 have any such purpose. All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

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

Although a final interpretation had not yet been made by Candorado, a preliminary review showed several potassium anomalies, which may be indicative of potassium alteration. On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had been noted. Other copper showings exist elsewhere on the property. Previous mineral explorations in this area have also delineated areas of anomalous copper in soils in the property. However, no significant amount of drilling has been done. To assist us in this matter, we retained the services of Warner Gruenwald, P. Geo. ("Geologist") to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property. In addition to reviewing the exiting geological information available on the Bluff Lake Property, Mr. Gruenwald had Mr. Rob Shives, a geologist/geophysicist and former Head of the Radiation Geophysics Section, Mineral Resources Division of the Geological Survey of Canada, carry out a geophysical analysis of the property, utilizing the data obtained from the recent airborne survey. As a result, Mr. Shives was able to identify numerous targets on the Bluff Lake Property on which we will focus out initial exploration work. Based on the analysis conducted by Mr. Shives, Mr. Gruenwald developed a $200,000 exploration program of the Bluff Lake Property, which will include both trenching and drilling. We carried out the initial soil and rock sampling phase of the exploration work program of $200,000 CAD on the Bluff Lake Property during the summer and intend to complete the trenching and drilling phase this fall of 2007, pending the analysis of assay results. Completion of such an exploration work program would result in our acquiring a 50% interest in the Bluff Lake Property. At such time as we are able to acquire such interest, our directors, in consultation with our Geologist, will determine whether or not to proceed with an additional exploration program of $250,000 CAD in the following year. To the extent that such additional work is recommended and we are able to complete the additional exploration program in 2008, we would acquire an additional 10% interest in the Bluff Lake Property. We would then have a 60% interest in the Bluff Lake Property. Notwithstanding any decision to proceed with the additional exploration, if we are able to complete our exploration program of $200,000 CAD on the Bluff Lake Property, and our directors, in consultation with our Geologist, recommend further exploration, we also have the right under the Option Agreement with Candorado to require Candorado to enter into a joint venture with us for the purpose of continuing exploration on the Bluff Lake Property jointly. Candorado also has the same right, under our Option Agreement with it, to require us to participate in further exploration of the Bluff Lake Property as part of a joint venture.

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

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year fee thereafter. We have filed assessment reports based on the exploration work we have carried out on our mineral properties to date. The cost of this exploration work more than covers the annual assessment fees for all of our interest in mineral properties.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House. Electricity lines run up to the boundaries of the mineral properties, however, most power requirements can be provided by the use of on site generators. Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration as well as skilled manpower to conduct exploration. To the extent that we require various exploration personnel and equipment to carry out our exploration programs, we have been utilizing the services of our Geologist, Mr. Gruenwald, to arrange for the provision of the necessary manpower and equipment that is required to complete our exploration programs. The exploration programs for both the Bluff Lake Property and the Ruth Lake Property commenced in late July and continued into August of 2007. Following the receipt of the assay results on the sampling material obtained from the Bluff Lake Property, we anticipate to commence the second place of our exploration program in late October and into November, 2007.

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

In order to cover the consulting costs for the preparation of the exploration programs for each of the Ruth Lake Property and the Bluff Lake Property, the costs of conducting these exploration programs, plus general operating expenses for the next twelve month period, we will require funding of approximately $300,000 CAD. We intend to raise the required funds by means of debt and/or equity funding. To date, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses. Our President, Brian Smith, is prepared to provide additional loans to us; however, we will also pursue the sale of additional shares in the company under one or more private placements. There is no written agreement with Mr. Smith to loan funds to the Company, and he is under no obligation to do so. On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 U.S. per share. We anticipate raising up to $340,000 U.S. by means of this private placement offering. The private placement offering originally had and expiration date of September 30, 2007, however, on September 29, 2007 the expiration date was extended to December 31, 2007 by our Board of Directors. We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property. The sale or optioning of a portion of our mineral tenures would not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures.

It is our belief that we will be able to obtain the necessary funding to complete our planned exploration programs this year. However, to the extent we are unable to acquire the required funds; we will amend or delay the exploration activity accordingly.

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

As of September 30, 2007, all of its officers and directors have provided a total of $123,246 in funding to Beeston in the form of various non-interest demand loans. Beeston has no agreements with any of its officers and directors for the provision of additional funding.

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

There were no significant changes in Beeston's internal controls or in other factors that could significantly affect these controls from December, 31, 2006 to September 30, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II -- OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities

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

BEESTON ENTERPRISES LTD.

November 9, 2007                                                /s/ Brian Smith

Date                                                                     BRIAN SMITH, PRESIDENT