Form 10KSB
period 2007-12-31
BEESTON ENTERPRISES LTD
filed 2008-03-31
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

BEESTON ENTERPRISES LTD.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	005-80181	88-04360717
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

#200-1687 West Broadway

Vancouver, British Columbia

Canada V6J 1X2

(Address of principal executive offices)

Issuer's telephone number: (604) 738-1143

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of Class:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X ] Yes     [  ] No

Revenues for the fiscal year ended December 31, 2007 were:

nil

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2007:   $ 11,680,900

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2007: 58,250,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format   Yes  [  ]    No  [X]

TABLE OF CONTENTS

Item	Description
PART I
1	Description of Business
2	Description of Property
3	Legal Proceedings
4	Submission of Matters to a Vote of Security Holders

PART II
5	Market for Common Equity and Related Stockholder Matters
6	Management’s Discussion and Analysis or Plan of Operation
7	Financial Statements
8	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
8A	Controls and Procedures
8B	Other Information

PART III
9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
10	Executive Compensation
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
12	Certain Relationships and Related Transactions, and Director Independence
13	Exhibits
14	Principal Accountant Fees and Services

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Beeston Enterprises Ltd. (“Beeston” or the “Company”) was incorporated on July 12, 1999, in the State of Nevada.  Beeston has not been in bankruptcy or receivership proceedings, and has not undergone any material reclassification, merger or consolidation.

We originally intended to establish ourselves as a Western Canadian based medical diagnostic imaging service provider. However, based on a review of the current business climate in the private medical service sector in Canada, we have chosen to move our business in a new direction.  During the second half of 2006, we began acquiring interests in mining properties located in British Columbia, Canada.  Accordingly, we have changed our business plan to one of mineral exploration and development.

Current Business

At present, we are an exploration stage company.  An exploration stage company is engaged in the search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.  We currently own a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the “Ruth Lake Property” located approximately 25 kilometres from Lac La Hache, British Columbia, Canada.  We also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometres to the North West of our “Ruth Lake Property”.  Our interests in the Ruth Lake Property and the Bluff Lake Property were both acquired from Candorado Operating Company Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol “CDO”). We do not have any current plans to acquire interests in any additional mineral properties, although we may consider further acquisitions in the future.

Mineral exploration is best conducted where there are large areas of high mineral potential, where mineral rights can be obtained under terms which are reasonable and with long term certainty of title, and where political and tax regimes are known to be relatively favorable and stable.  Accordingly, all of our interests in mineral properties are located within the Quesnel Trough, a well known geological belt containing an assemblage of volcanic sedimentary and intrusive rocks of Upper Jurassic age, which extends from Washington State north to central British Columbia.  This belt is known for hosting skarn and porphyry copper and copper-gold deposits. Title to our interest in mineral claims, like all titles to mineral claims in British Columbia, are located and recorded by means of a recently developed on-line e-commerce system known as Mineral Title Online.  This new system allows mineral claims to be acquired or transferred using the Internet.  Mineral claims recorded under the old system have been  transferred onto this new title registration system.  The result is more accurate and secure with certain mineral claims.  As for the mining industry in British Columbia, Canada, the province is currently experiencing a significant growth in mineral exploration.   This increase in mineral exploration is due to a number of factors, including the growing demand for mineral resources, a well established and respected mining industry with an infrastructure capable of supporting all forms of mining activity from small scale prospecting to large scale mining operations, and a stable political environment which not only supports the mining industry but ensures it is properly regulated in regard to such matters as health and safety and environmental concerns.

The mining industry as a whole is highly fragmented in that there are numerous prospectors, exploration companies and mine producers.  We are a very small exploration stage company that would be considered a minor participant in the mining industry.  We do not compete directly with anyone for the exploration of our interests in mineral properties as we hold all interest and/or rights to explore these properties.  Readily available commodities markets exist in Canada and around the world for the sale of gold, copper and other minerals.  Therefore, should our exploration and development ever progress to the level of a producing mine, we will likely be able to sell any minerals we are able to recover.

There is no assurance that a commercially viable mineral deposit exists on any of the mineral properties in which we have an interest.  Mineral property exploration is typically performed in phases.  Commencing from the initial phase of exploration work, each subsequent phase of exploration work is recommended by a geologist based on the results of the last completed phase of exploration.  We have recently completed the initial phase of exploration on both the Bluff Lake and Ruth Lake Properties.  Based on the results of these initial exploration programs, management, in consultation with our geologist, Mr. Warner Gruenwald, has decided to proceed further with its exploration on both of these properties.  Phase two of the work program planned for the Bluff Lake Property will consist of a $165,000 CAD exploration program involving trenching and drilling  We intend to carry out this exploration program in late spring 2008.  A smaller work program of approximately $35,000 CAD is planned for the summer of 2008 on the Ruth Lake Property.  This exploration program will involve further soil and rock sampling.

Our plan of operation, which is described in more detail under Item 6. herein, is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration.  All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper or gold.  There can be no determination that any commercially viable mineral deposits exist on any of our mining claims until the appropriate exploration work has been performed.

Even if we complete our proposed exploration programs on our mineral properties and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, geochemical, engineering and other studies before we will know if we have a commercially viable mineral deposit.

ITEM 2.

PROPERTIES

Beeston's principal place of business and corporate offices are located at #200-1687 West Broadway, Vancouver, British Columbia, Canada V6J 1X2. These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $250 CAD per month pursuant to a one-year lease, which commenced on September 1, 2002, and has been renewed annually since that date up until September 1, 2005, when it became a month to month tenancy.

On September 12, 2006, we entered into an agreement (the “Mineral Claim Purchase Agreement”) with Candorado Operating Company Ltd. (“Candorado”), an unrelated third party, pursuant to which we acquired a 100% interest in 19 mineral claims, totaling in excess of 9,200 hectares, upon the payment of the purchase price of $50,000 CAD on September 15, 2006.  Under the terms of the agreement we are required to pay a royalty to Candorado of 2% of “net smelter returns”, as that term is defined in the Mineral Claim Purchase Agreement, on any production from the Ruth Lake Property.  In the event that we do not maintain any of the mineral claims comprising the Ruth Lake Property in good standing with the Mineral Titles Branch in British Columbia, Canada by either carrying out the minimum required assessment work or paying the prescribed assessment fee in lieu of performing assessment work for each such claim, Candorado can pay the assessment fee within 30 days of the date required for such payment.  We then have the option of either reimbursing Candorado for the assessment fees paid to maintain any of the mineral claims comprising the Ruth Lake Property and retaining ownership of these mineral claims, or abandoning the mineral claims and transferring ownership thereof back to Candorado.

Subsequent to the acquisition of the Ruth Lake Property, we entered into an agreement (the “Option Agreement”) with Candorado dated December 15, 2006.  Under the terms of this Option Agreement, we can acquire up to a 60% interest in three mineral claims, comprising approximately 1,550 hectares, currently owned by Candorado.  These three mineral claims are known as the “Bluff Lake Property” and are located approximately 8 kilometers to the North West of our Ruth Lake Property.  We paid $5,000 CAD to Candorado at the time of signing the Option Agreement and can acquire a 50% interest in the Bluff Lake Property by paying $45,000 CAD to Candorado on or before January 31, 2007 and by carrying out a $200,000 CAD exploration program thereon by December 15, 2007.  We can acquire a further 10% interest in the Bluff Lake Property by carrying out an additional $250,000 CAD exploration program thereon by December 15, 2008.  In the event we acquire an interest in the Bluff Lake Property, we further agreed with Candorado that at the request of either party, both parties will negotiate a joint venture agreement for the further exploration and development of the Bluff Lake Property.  We can terminate the Option Agreement upon giving thirty (30) days notice to Candorado.  Candorado can also terminate the Option Agreement by giving us notice of failure on our part to pay any amount when due or perform any exploration program within the time provided under the Option Agreement and such failure continues for thirty (30) days after such notice.

Due to labor and equipment shortages in the industry in 2007, we were limited to completing phase one of the two phased exploration work program of approximately $200,000 CAD that was planned for the Bluff Lake Property.   As a result, pursuant to the terms of the Mineral

Claim Purchase Agreement, we obtained an extension of the time period to complete the required $200,000 CAD exploration program to June 30, 2008.  This extension of the time period was formalized under an agreement (the “Amending Agreement”) entered into by the Company and Candorado on October 29, 2007.

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

In British Columbia, most of the minerals are owned by the Province.  Rights to explore and develop these minerals are obtained as a form of tenure issued by the Province of British Columbia, which is recorded in the Mineral Titles Office as a mineral claim.  Mineral claims are defined as a “chattel” under the Mineral Tenure Act of British Columbia and are not an interest in land, but rather, only carry with them the right to enter upon the mineral claim land for the purpose of exploration for minerals and developing any minerals found thereon up to the point of a producing mine.

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

Under the Mineral Tenure Act, mineral claims can only be located and recorded by residents of Canada.  In order to comply with that requirement, we could either have the title to our mineral properties held “in trust” for us by one of our directors or officers residing in British Columbia, or we could create a wholly owned subsidiary company in British Columbia to be the registered owner of our mineral properties.  To avoid the cost of creating and maintaining a wholly owned subsidiary company, we have chosen to register the claims comprising the Ruth Lake Property in the name of our President, Brian Smith, who holds them in trust for us. In the event we find that a commercially viable mineral deposit on any of our mineral claims, we will form a wholly owned subsidiary company in British Columbia, and Mr. Smith will transfer registered title to such wholly owned subsidiary company.  To the extent that we may acquire any interest in the Bluff Lake Property, we shall also register our interest in such mineral claims in the name of one of our directors or officers, in trust, unless we have already created a wholly owned subsidiary under which we would register our interest in such mineral claims.

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

On January 18, 2007, Beeston entered into an agreement (the “Option Agreement”) with Kranti Resources Inc., (“Kranti”) a start up mining company, whereby we granted Kranti an option to acquire one of the mining claims that comprise the Ruth Lake Property.  Kranti can acquire the mining claims by payment to Beeston of $20,000 U.S. at the time of entering into the Option Agreement plus carrying out an exploration program of $175,000 CAD over a period of four years.  In the event that Kranti acquires the mineral claim, it shall be required, upon it selling any minerals from the mineral claim, to pay a royalty of 2% of “net smelter returns”, as that term is defined in the Option Agreement, to Candorado (as a prior owner), which can be paid out for $1,000,000 CAD, and a further royalty of 2% of net smelter returns to Beeston, which can be paid out for $2,000,000 CAD.  Kranti will also be responsible for maintaining the mineral claim in good standing during the currency of the Option Agreement.  Kranti can terminate the Option Agreement upon thirty days notice and Beeston, upon notice of default of any obligations by Kranti, can terminate the Option Agreement if such default continues for thirty days.

Again, due to the labor shortages experienced in the industry in 2007, Kranti was delayed in obtaining the assay results of the soil and rock sampling it carried out under its exploration program on the mining claim optioned from the Company.  As a result, at the request of Kranti, we have extended the date for the completion of the exploration work required to be performed by Kranti within the first year of the Option Agreement.  The extension is for a reasonable amount of time as shall be required by Kranti to obtain and report on its assay results.  We anticipate that Kranti will be able to meet the exploration requirements for the first year of the Option Agreement within a reasonable amount of time.

Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of 2007.

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

The Company’s common stock trades on the OTC Bulletin Board under the symbol BESE.  The following table shows the high and low market prices for each quarter since the Company began trading on February 10, 2005.

Quarter Ending	High	Low
12/31/2007	$0.80	$0.13
09/30/2007	$0.85	$0.35
06/30/2007	$0.95	$0.30
03/31/2007	$1.00	$0.46
12/31/2006	$2.34	$0.45
09/30/2006	$2.60	$1.00
06/30/2006	$1.18	$0.45
03/31/2006	$0.90	$0.40
12/31/2005	$0.905	$0.70
09/30/2005	$1.005	$0.80
06/30/2005	$0.80	$0.425
03/31/2005	$0.65	$0.005

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company’s previously filed SB-2.  As of December 31, 2007, the Company had 58,250,000 shares of common stock outstanding.

The Company issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its stock at a price of $0.68 per share for a total offering amount of $340,000.  The memorandum originally had an expiration date of September 30, 2007.  However, two extensions have since been approved by the Board of Directors with the current termination date being March 31, 2008.  As of December 31, 2007, the Company had received subscriptions for 92,000 shares and had received thereunder of $62,560.  Issuance of the share certificates will be made after the offering has closed on March 31, 2008.

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

Share Purchase Warrants

At December 31, 2007, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2007, there were no share purchase options outstanding.

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

Beeston is an exploration stage company with limited operations, limited revenue, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  Our initial plan of operation was to build a business providing medical diagnostic imaging services for individuals in Western Canada.  Our customers would have been individuals who were prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers’ compensation boards, auto insurance carriers and specialty insurance providers.  We believed at the time that there was an opportunity to provide these services through private clinics that would supplement those being provided by a government funded and administered health service that was constantly operating under pressure to provide such services on a timely basis.  Despite our efforts in this regard, we were unable to implement this business plan.  We have also undergone management changes.  A number of our original directors and officers are no longer with the Company, and we are currently endeavoring to replace some of the personnel.  As part of this reorganization, the Board of Directors decided to explore opportunities in areas other than those contained in the original business plan.

We believed that the growing demand for the production of natural resources presents an area of opportunity for developing companies.  Accordingly, in September, 2006, we acquired a large tract of mineral claims located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property”, for the purpose of carrying out exploration and development on this mineral property.  There is no guarantee of locating a deposit of some mineral product that could result in a producing mine.  However, we are of the opinion that the location of the mining property is such as to warrant its acquisition and for us to undertake a program of exploration on the mineral property.

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we were able to enter into another agreement under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the “Bluff Lake Property”, that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this Option Agreement, we can obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement may require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.  The Option Agreement relating to the Bluff Lake Property and the agreement for the acquisition of the Ruth Lake Property are described in more detail in Item 2. Properties.

In addition to being near to our previously acquired mineral claims, the optioned claims had  received a significant amount of exploration work to date, the results of which have been made available to us. Based on the exploration work previously carried out on the optioned mineral claims, our management believes that these mineral claims are of sufficient merit to warrant a more advanced work program  of exploration.

In our effort to further the exploration and development of our large tract of acquired mineral claims, we will also continue to review the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  This was the case on January 18, 2007, when Beeston entered into an agreement with a start up mining company under which we granted the company an option to acquire a mineral claim from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by the company, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.  The Option Agreement with Kranti is described in more detail in Item2. Properties.

The mining industry in British Columbia is well regulated.  We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically.  The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (“BCDM”).  In the more advanced stages of exploration involving mechanized trenching or diamond drilling – a Plan of Operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance.  Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.  We were required to make a $2,500 CAD security deposit under the permit we applied for and obtained in regard to the exploration work planned for the phase two of our exploration program on the Bluff Lake Property.  In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests.  The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD).  The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site.  In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect.  Neither of the exploration programs planned for our properties in 2007 have any such purpose.  All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

In the quest for copper-gold mineralization, potassium and magnetic alteration is commonly used as exploration vectors.  In regard to the Bluff Lake Property and the Ruth Lake Property, an airborne radiometric and magnetic geophysical survey was recently completed over the area where these properties are located under a partnership program involving a number of the exploration companies having mineral properties in the area, Geological Survey of Canada and Geoscience B.C.  The results of this survey have been given to the participating exploration companies and were released to the general public in April, 2007.  The survey results for the Bluff Lake Property were previously made available to us by Candorado, who was one of the participating exploration companies.

A preliminary review of the survey results showed several potassium anomalies, which may be indicative of potassium alteration.  On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had also been noted.  Other copper showings existed elsewhere on the property.  Previous mineral explorations in this area had also delineated areas of anomalous copper in soils in the property.  However, no significant amount of drilling had been done.  We retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property.  To assist him in this matter, Mr. Rob Shives, formerly the head of the Radiation Division of the Geological Survey of Canada, was retained to conduct a detailed review of the airborne geophysical survey and existing ground data.  Mr. Shives’ review defined eight target areas for ground work.  Based on the information provided by Mr. Shives, Mr. Gruenwald developed a two phased $200,000 exploration program.  We carried out phase one of the exploration work program on the Bluff Lake Property during the summer of 2007.  Phase one of the exploration program entailed reconnaissance grids and sampling on the targets identified by Mr. Shives as well as some general prospecting, rock sampling and Mapping.  The cost of phase one of the exploration program was $44,641 CAD.  Sampling of one target area southeast of Bluff Lake yielded an east-southeast trending cooper-in-

soil anomaly nearly 500 metres long and at least 150 metres wide.  This anomaly appears to be open to the east and west and coincides with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.  Based on the results from phase one of the exploration program, a $165,000 CAD work program has been planned for late spring 2008 as phase two of the exploration program.  Phase two of the exploration program will test the cooper anomaly and will involve road construction, trenching and diamond drilling.

Due to labor and equipment shortages in the industry, we were limited to completing phase one of our exploration program in 2007.  Under the terms of our Mineral Claim Purchase Agreement with Candorado, we were granted an extension of the time period in which to complete a total of $200,000 CAD in exploration expenditures on the Bluff Lake Property.   Completion of phase two of our exploration work program would result in our acquiring a 50% interest in the Bluff Lake Property.  At such time as we are able to acquire such interest, our directors, in consultation with our geologist, will determine whether or not to proceed with an additional exploration program of $250,000 CAD later in 2008.  To the extent that such additional work is recommended and we are able to complete the additional exploration program in 2008, we would acquire an additional 10% interest in the Bluff Lake Property.  We would then have a 60% interest in the Bluff Lake Property.  Notwithstanding any decision to proceed with the additional exploration, if we are able to complete our initial exploration program of $200,000 CAD on the Bluff Lake Property, and our directors, in consultation with our Geologist, recommend further exploration, we also have the right under the Option Agreement with Candorado to require Candorado to enter into a joint venture with us for the purpose of continuing exploration on the Bluff Lake Property jointly.  Candorado also has the same right, under our Option Agreement with it, to require us to participate in further exploration of the Bluff Lake Property as part of a joint venture.

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Prior to retaining the services of Mr. Gruenwald, we had Mr. Marvin Mitchell, P. Eng., prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims.  As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell has recommended an initial exploration program of approximately $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property.  Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property for the summer of 2008.

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

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year thereafter.  We have filed assessment reports based on the exploration work we plan to carry out on our mineral properties in 2007.  The cost of these exploration programs has covered the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake Property.  Kranti has paid cash of $1,914 CAD in lieu of filing assessment work on our optioned mineral claim.  All of our properties are currently in good standing.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties, however, most power requirements can be provided by the use of on site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration as well as skilled manpower to conduct exploration.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials for our 2008 exploration programs, however, we will commence a search for such manpower, products, equipment and materials shortly.  We anticipate we will begin preparing for exploration under the approved program of work for each of the Ruth Lake Property and the Bluff Lake Property in early spring, 2008.  It is our intention to carry out these exploration programs starting in late spring with the Bluff Lake Property and in the summer for the Ruth Lake Property.

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

 In order to cover the consulting costs for the preparation of the exploration programs we plan to carry out on each of the Ruth Lake Property and the Bluff Lake Property, the costs of conducting these exploration programs, plus general operating expenses, we will require funding of approximately $225,000 CAD for the next twelve month period.  We intend to raise the required funds by means of debt and/or equity funding.  To date, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses.  Our President, Brian Smith, is prepared to provide additional loans to us; however, we will also pursue the sale of additional shares in the Company under a private placement.  On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipate raising up to $340,000 by means of this private placement offering.  This private placement offering, after two extensions, will terminate on March 31,2008.  As of December 31, 2007, we have received subscriptions for 92,000 shares worth proceeds of $62,560.  We anticipate that we will receive further subscriptions for shares prior to the expiration of the private placement offering.   We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property.  The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

It is our belief that we will be able to obtain the necessary funding to proceed with our planned exploration programs this year.  However, to the extent we are unable to acquire the required funds; we will amend or delay the exploration activity accordingly.

We currently rent office space at Beeston’s business address of #200-1687 West Broadway, Vancouver, British Columbia.  These premises, comprising approximately 150 sq. ft. within an integrated office service, are rented from American Investments Ltd., an unaffiliated corporation, at a rent of $250 CAD per month as a monthly lease.  We have also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks.  These current facilities will be sufficient for our current operations up until the time Beeston is able to establish a mining operation.

As of December 31, 2007, all of our officers and directors have provided a total of $163,979 in funding to Beeston in the form of various non-interest demand loans.  Interest on the loans is imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  We have no agreement with any of our officers and directors for the provision of additional funding.

ITEM 7.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

         Page(s)

Report of Independent Registered Public Accounting Firm – 2007

   1-2

Balance Sheets as of December 31, 2007 and 2006

   3

Statements of Operations for the Years Ended

        December 31, 2007 and 2006 with Cumulative Totals Since Inception

   4

Statement of Changes in Stockholders’ (Deficit) for the Period

  July 12, 1999 (Inception) to December 31, 2007

   5

Statements of Cash Flows for the Years Ended

   December 31, 2007 and 2006 with Cumulative Totals Since Inception

   6

Notes to Financial Statements

 7-16

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive, Ste. J

Marlton, NJ 08053-4168

(856) 346-2828   Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Beeston Enterprises, Ltd.

#200 – 1687 West Broadway

Vancouver, British Columbia, Canada V6J 1X2

We have audited the accompanying balance sheets of Beeston Enterprises, Ltd. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007.  Beeston Enterprises, Ltd’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeston Enterprises, Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has had recurring deficits in the past few years, is in the exploration stage, and has no recurring revenues. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 9.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Marlton, NJ 08053

March 25, 2008

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Current Assets
Cash and cash equivalents	$ 5,838	$ 11,464
Prepaid expenses and deposits	3,461	602
Total Current Assets	9,299	12,066

Office equipment, net of $3,806 and $3,199 depreciation, respectively	-	607

TOTAL ASSETS	$ 9,299	$ 12,673

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 18,287	$ 11,937
Notes payable to stockholder	163,979	75,354
Liability for stock to be issued	62,560	-
Total Current Liabilities	244,826	87,291

Total Liabilities	244,826	87,291

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
58,250,000 shares issued and outstanding	58,250	58,250
Additional paid-in capital	61,623	54,499
Other accumulated comprehensive income or (loss)	(8,151)	2,072
Deficit accumulated during the development stage	(347,249)	(189,439)

Total Stockholders' (Deficit)	(235,527)	(74,618)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 9,299	$ 12,673

The accompanying notes are an integral part of these  financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2007	2006	December 31, 2007
REVENUE
Sale of mining claims	$ 23,289	$ -	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	130,070	53,245	183,315
Professional fees	25,086	24,297	114,093
Administrative expenses	18,005	13,668	69,905
Depreciation	607	761	3,806
Total Operating Expenses	173,768	91,971	371,119

LOSS BEFORE OTHER INCOME AND (EXPENSE)	(150,479)	(91,971)	(347,830)

OTHER INCOME AND (EXPENSE)
Interest, net	(7,331)	(203)	581
Total Other Income and (Expense)	(7,331)	(203)	581

LOSS BEFORE PROVISION FOR INCOME
TAXES	(157,810)	(92,174)	(347,249)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (157,810)	$ (92,174)	$ (347,249)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	58,250,000	58,250,000

The accompanying notes are an integral part of these  financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional	Accumulated	Deficit accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	during the pre-	Equity or
				hensive Income	exploration stage	(Deficit)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss for the period	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss for the year	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss for the year	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss for the year	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss for the year	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss for the year	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss for the year	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss for the year	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable
to stockholder	-	-	2,299	-	-	2,299
Gain on foreign currency translations				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss for the year	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	$ 58,250	$ 61,623	$ (8,151)	$ (347,249)	$ (235,527)

The accompanying notes are an integral part of these  financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (157,810)	$ (92,174)	$ (347,249)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	607	761	3,806
Gain (loss) on foreign currency translations	(10,223)	2,072	(8,151)
Interest forgiven by shareholder	7,124	2,299	9,423
Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	6,350	6,119	18,287
(Increase) decrease in prepaid expenses and deposits	(2,859)	340	(3,461)
Total adjustments	999	11,591	19,904

Net cash (used in) operating activities	(156,811)	(80,583)	(327,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	-	(3,806)
Collection of notes receivable	-	27,995	-

Net cash (used in) provided by investing activities	-	27,995	(3,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Liability for stock to be issued	62,560	-	62,560
Proceeds from notes payable to stockholders	88,625	63,354	163,979
Sale of common stock	-	-	110,450

Net cash provided by financing activities	151,185	63,354	336,989

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,626)	10,766	5,838

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,464	698	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 5,838	$ 11,464	$ 5,838

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 7,124	$ 2,299	$ 9,423

The accompanying notes are an integral part of these  financial statements

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide No. 7.

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

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being used is 60 months.  Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations.  Depreciation expense for the years ended December 31, 2007 and 2006 was $607 and $761, respectively.

Revenue Recognition

Revenue will be recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

		YEARS ENDED
		DECEMBER 31,
		2007	2006

Net loss		$ (157,810)	$ (92,174)

Weighted average common shares
outstanding (Basic)		58,250,000	58,250,000

	Options	-	-
	Warrants	-	-

Weighted average common shares
outstanding (Diluted)		58,250,000	58,250,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  There are no dilutive securities, such as warrants or options, outstanding.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

Currency Risk and Foreign Currency Translations

The Company has assets and significant debt to stockholders on notes denominated in Canadian currency.  In accordance with FASB 52, “Foreign Currency Translation,”  the functional currency of the Company is United States currency, requiring periodic conversion at exchange rates as of the report date.

The Company has reported its gain or loss on foreign currency translation in its statement of Other Accumulated Comprehensive Income or (Loss) due to these translation adjustments.

Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payments within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004 FASB issued Financial Accounting Standards No. 153,

“Exchanges of Non-Monetary Assets,” an amendment of APB Opinion No. 29,

 “Accounting for Non-Monetary Transactions.”  This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets which do not have commercial substance.  Under SFAS No. 153,

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable the transaction must be accounted for at fair value, resulting in recognition of any gain or loss.  SFAS No. 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable.  APB No. 20 previously required that most voluntary changes in accounting principle should be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140.  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation., clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

that begins after September 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140.  SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”  and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities.  SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  Management is assessing the potential impact on its financial condition and results of operations.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132R, “Employers’

Disclosures about Pensions and Other Postretirement Benefits (revised 2003).”  This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  Management is assessing the potential impact on its financial condition and results of operations.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,”  including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”  applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  Management is assessing the potential impact on its financial condition and results of operations.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In December, 2007 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51.  SFAS No. 160 applies to “for profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the retained value of the retained investment.  The statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, it is to be applied retroactively.  Management is assessing the potential impact on its financial condition and results of operations.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At December 31, 2007 and 2006 deferred tax assets consist of the following:

	2007	2006

Net operating loss carryforwards	$ 104,175	$ 56,832

Less: valuation allowance	(104,175)	(56,832)

Net deferred tax assets	$ -	$ -

At December 31, 2007 and 2006 the Company had accumulated deficits of $347,249 and $189,439 during the development and exploration stages to offset future taxable income through 2021.  The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand without interest.  The total of these notes as of December 31, 2007 and 2006 was $163,979 and $75,354, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  A payment of $1,355 CAD on March 9, 2007 to maintain tenure was recognized as $1,163 USD.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD or eliminated entirely by payment of $1,000,000 CAD.

On December 15, 2006 the Company made an initial payment of $5,000 CAD to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD on or before January 31, 2007 plus carrying out a $200,000 CAD exploration and development program by December 15, 2007.  The due date has been extended by contract to June 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD exploration and development program by December 15, 2008.  The Company paid the cash portion of the option purchase price of $45,000 CAD on January 29, 2007.

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD over a four-year period.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 7 -

STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2007 and 2006, the Company has 100,000,000 shares of common stock authorized and 58,250,000 shares issued and outstanding.

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

The Company’s stock has no readily determinable market price and has been valued by the Company at par value which estimates fair value.

During the year, interest forgiven on notes payable to a stockholder was credited to additional paid-in capital for $7,124, bringing the total from inception to $9,423.

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM

The Company has issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its common stock at a price of $.68 per share.  The original memorandum terminated September 30, 2007.  Two extensions have been authorized and bring the current termination date to March 31, 2008.

As of December 31, 2007 the Company has received subscriptions for 92,000 shares and has received the proceeds of $62,560.  Issuance of certificates will be made after completion of the offering.  Consequently the proceeds are reported as a liability for stock to be issued.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2007 AND 2006

NOTE 9 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring deficits in the past few years, has large accumulated deficits, is in the exploration stage, and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the Company’s Independent Auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.

Based on the current internal controls employed by the Company, the Company concludes that, as of December 31, 2007, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8K which was no previously reported.

PART III

ITEM 9.

DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Brian Smith	57	Director, President, Secretary, Treasurer, CEO	July, 1999

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

There have been no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Board of Directors does not currently have a standing audit committee.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, Beeston had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company.  Unless otherwise noted, address of record for each shareholder is #200 – 1687 West Broadway, Vancouver, B.C., V6J 1X2.  Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Brian Smith*	5,155,000	8.85
Common	Officers and Directors as a Class (1 member)	5,155,000	8.85

*Brian Smith’s wife owns 905,000 of the 5,155,000 shares.

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

2007:

$12,500

2006:

$12,500

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007:

$3,450

2006:

$3,000

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007:

$0

2006:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007:

$0

2006:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

Date:  March 31, 2008

/s/ Brian Smith

Brian Smith, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Smith
Brian Smith
President, Treasurer, CEO, CFO, Director
Date: March 31, 2008