Form 10-Q
period 2008-03-31
BEESTON ENTERPRISES LTD
filed 2008-05-15
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

BEESTON ENTERPRISES LTD.

NEVADA	88-04360717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#200 – 1687 West Broadway

Vancouver, British Columbia

Canada, V6J 1X2

(Address of principal executive offices)

(604) 738-1143

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “an accelerated filer”, “a non-accelerated filer”, and “smaller reporting company: in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

  [  ]

Non-accelerated filer[  ] (Do not check if a smaller reporting company)Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008, the Company had 58,250,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008 AND 2007

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2008 (unaudited) and

  December 31, 2007 (audited)

Condensed Statements of Operations for the Three Months Ended

        March 31, 2008 and 2007 (unaudited) with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Three Months Ended

  March 31, 2008 and 2007 (unaudited) with Cumulative Totals Since Inception

Notes to Condensed Financial Statements (unaudited)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)

Current Assets
Cash and cash equivalents	$ 3,147	$ 5,838
Prepaid expenses and deposits	3,286	3,461

Total Current Assets	6,433	9,299

TOTAL ASSETS	$ 6,433	$ 9,299

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 14,131	$ 18,287
Notes payable to stockholder	186,986	163,979
Liability for stock to be issued	62,560	62,560

Total Current Liabilities	263,677	244,826

Total Liabilities	263,677	244,826

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
58,250,000 shares issued and outstanding as of March 31, 2008 and
December 31, 2007	58,250	58,250
Additional paid-in capital	64,325	61,623
Other accumulated comprehensive income and (loss)	(4,285)	(8,151)
Deficit accumulated during the development and exploration stages	(375,534)	(347,249)

Total Stockholders' (Deficit)	(257,244)	(235,527)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 6,433	$ 9,299

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2008	2007	to March 31, 2008

REVENUE
Sale of mining claims	$ -	$ 21,275	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	12,637	44,316	195,952
Professional fees	6,178	4,078	120,271
Administrative expenses	6,768	5,328	76,673
Depreciation	-	190	3,806
Total Operating Expenses	25,583	53,912	396,702

INCOME BEFORE OTHER (EXPENSE)	(25,583)	(32,637)	(373,413)

OTHER (EXPENSE)
Interest, net	(2,702)	(1,423)	(2,121)

Total other (expense)	(2,702)	(1,423)	(2,121)

NET LOSS APPLICABLE TO COMMON SHARES	$ (28,285)	$ (34,060)	$ (375,534)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	58,250,000	58,250,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2008	2007	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,285)	$ (34,060)	$ (375,534)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	190	3,806
Gain (loss) on foreign currency translations	3,866	(1,136)	(4,285)
Interest forgiven by shareholder	2,702	1,423	12,125
Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	175	(403)	(3,286)
Increase (decrease) in accounts payable and
accrued expenses	(4,156)	1,108	14,131
Total adjustments	2,587	1,182	22,491

Net cash (used in) operating activities	(25,698)	(32,878)	(353,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Liability for stock to be issued	-	-	62,560
Sale of common stock	-	-	110,450
Increase in notes payable to stockholders	23,007	26,176	186,986

Net cash provided by financing activities	23,007	26,176	359,996

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,691)	(6,702)	3,147

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,838	11,464	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,147	$ 4,762	$ 3,147

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 2,702	$ 1,423	$ 12,125

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its efforts to developing and initiating its business plan.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being utilized is 60 months.  Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations.  Depreciation expense for the three months ended March 31, 2008 and 2007 was $0 and $190, respectively.

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonably assured.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

		THREE MONTHS ENDED
		MARCH 31,
		2008	2007

Net loss		$ (28,285)	$ (34,060)

Weighted average common shares
outstanding (Basic)		58,250,000	58,250,000

	Options	-	-
	Warrants	-	-

Weighted average common shares
outstanding (Diluted)		58,250,000	58,250,000

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 10 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes how an entity accounts for the acquisition of a business. While it retains the requirement to account for all business combinations using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling ownership interests held in the acquire, among other items. The Company is beginning to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At March 31, 2008 and 2007 deferred tax assets consist of the following:

	2008	2007

Net operating loss carryforwards	112,660	67,050

Less: valuation allowance	(112,660)	(67,050)

Net deferred tax assets	-	-

At March 31, 2008 and 2007 the Company had accumulated deficits of $375,534 and $223,499 during the development and exploration stages to offset future taxable income through 2021.  The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand and pay no interest.  The total of these notes as of March 31, 2008 and 2007 was $186,986 and $101,530, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  A payment of $1,355 CAD on March 9, 2007 to maintain tenure was recognized as $1,163 USD.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($486,618 USD at March 31, 2008) or eliminated entirely by payment of $1,000,000 CAD ($973,236 USD at March 31, 2008).

On December 15, 2006 the Company made an initial payment of $5,000 CAD to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD ($43,796 USD at March 31, 2008) on or before January 31, 2007 plus carrying out a $200,000 CAD ($194,647 USD at March 31, 2008) exploration and development program by December 15, 2007.  The due date has been extended by contract to June 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD ($243,309 USD at March 31, 2008) exploration and development program by December 15, 2008.  The Company paid the cash portion of the option purchase price of $45,000 CAD on January 29, 2007.

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD ($170,316 USD at March 31, 2008) over a four-year period.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD ($973,236 USD at March 31, 2008).  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD ($1,946,472 USD at March 31, 2008).

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ (DEFICIT)

Common Stock

As of March 30, 2008 and 2007, the Company has 100,000,000 shares of common stock authorized and 58,250,000 shares issued and outstanding.

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

During the first quarter year, interest forgiven on notes payable to a stockholder was credited to additional paid-in capital for $2,702, bringing the total from inception to $12,125.

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM

The Company has issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its common stock at a price of $.68 per share.  The original memorandum terminated September 30, 2007.  Two extensions were authorized to bring the termination date to March 31, 2008.  On March 31, 2008, the Company extended the termination date to June 20, 2008.

As of March 31, 2008 the Company has received subscriptions for 92,000 shares and has received the proceeds of $62,560.  Issuance of certificates will be made after completion of the offering.  Consequently the proceeds are reported as a liability for stock to be issued.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

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

NOTE 10 -

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 10 -

FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3	Total

Assets	$ -	$ -	$ -	$ -
Total Assets	$ -	$ -	$ -	$ -
Liabilities	$ -	$ 186,986	$ -	$ 186,986
Total Liabilities	$ -	$ 186,986	$ -	$ 186,986

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believed that the growing demand for the production of natural resources presents an area of opportunity for developing companies.  Accordingly, in September, 2006, we acquired a large tract of mineral claims Candorado Operating Company Ltd. (“Candorado”) located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property,” for the purpose of carrying out exploration and development on this mineral property.  There is no guarantee of locating a deposit of some mineral product that could result in a producing mine.  However, we are of the opinion that the location of the mining property is such as to warrant its acquisition and for us to undertake a program of exploration on the mineral property.

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we were able to enter into another agreement in December, 2007, with Candorado, under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the “Bluff Lake Property,” that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this Option Agreement, we can obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement may require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.

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

In our effort to further the exploration and development of our large tract of acquired mineral claims, we will also continue to review the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  This was the case in January, 2007, when Beeston entered into an agreement with Kranti Resources Inc. (“Kranti”), a start-up mining company, under which we granted the company an option to acquire a mineral claim from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by Kranti, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

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

A preliminary review of the survey results showed several potassium anomalies, which may be indicative of potassium alteration.  On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had also been noted.  Other copper showings existed elsewhere on the property.  Previous mineral explorations in this area had also delineated areas of anomalous copper in soils in the property.  However, no significant amount of drilling had been done.  We retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property.  To assist him in this matter, Mr. Rob Shives, formerly the head of the Radiation Division of the Geological Survey of Canada, was retained to conduct a detailed review of the airborne geophysical survey and existing ground data.  Mr. Shives’ review defined eight target areas for ground work.  Based on the information provided by Mr. Shives, Mr. Gruenwald developed a two-phased $200,000 exploration program.  We carried out phase one of the exploration work program on the Bluff Lake Property during the summer of 2007.  Phase one of the exploration program entailed reconnaissance grids and sampling on the targets identified by Mr. Shives as well as some general prospecting, rock sampling and Mapping.  The cost of phase one of the exploration program was $44,641 CAD.  Sampling of one target area southeast of Bluff Lake yielded an east-southeast trending cooper-in-soil anomaly nearly 500 metres long and at least 150 metres wide.  This anomaly appears to be open to the east and west and coincides with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.  Based on the results from phase one of the exploration program, a $165,000 CAD work program has been planned for late spring 2008 as phase two of the exploration program.  Phase two of the exploration program will test the cooper anomaly and will involve road construction, trenching and diamond drilling.

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

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year thereafter.  We have filed assessment reports based on the exploration work we plan to carry out on our mineral properties in 2007.  The cost of these exploration programs has covered the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake Property.  Kranti, after some delay also due to the shortage of labour and equipment, was able to complete its initial exploration program on its optioned claim.  To date Kranti has paid cash of $1,914 CAD in lieu of filing assessment work plus filed a further $22,977 CAD in assessment work under its exploration requirements on the optioned claim.  All of our properties are currently in good standing.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties; however, most power requirements can be provided by the use of on-site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration, as well as skilled manpower to conduct exploration.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials for our 2008 exploration programs; however, we will commence a search for such manpower, products, equipment and materials shortly.  We anticipate we will begin preparing for exploration under the approved program of work for each of the Ruth Lake Property and the Bluff Lake Property in early spring, 2008.  It is our intention to carry out these exploration programs starting in late spring with the Bluff Lake Property and in the summer for the Ruth Lake Property.

As our directors and officers have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating mining properties, we will have to retain the services of various professionals and technicians in the mining industry to provide such expertise.  Accordingly, we have, and will continue to retain the services of geologists and engineers to advise and assist us in the exploration of our acquired interest in mineral claims.

 In order to cover the consulting costs for the preparation of the exploration programs we plan to carry out on each of the Ruth Lake Property and the Bluff Lake Property, the costs of conducting these exploration programs, plus general operating expenses, we will require funding of approximately $225,000 CAD for the next twelve month period.  We intend to raise the required funds by means of debt and/or equity funding.  To date, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses.  Our President, Brian Smith, is prepared to provide additional loans to us; however, we will also pursue the sale of additional shares in the Company under a private placement.  On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipate raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, will terminate on June 20,2008.  As of March 31, 2007, we have received subscriptions for 92,000 shares worth proceeds of $62,560.  We anticipate that we will receive further subscriptions for shares prior to the expiration of the private placement offering.   We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property.  The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

It is our belief that we will be able to obtain the necessary funding to proceed with our planned exploration programs this year.  However, to the extent we are unable to acquire the required funds, we will amend or delay the exploration activity accordingly.

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

As of March 31, 2008, all of our officers and directors have provided a total of $186,986 in funding to Beeston in the form of various non-interest demand loans.  Interest on the loans is imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  We have no agreement with any of our officers and directors for the provision of additional funding.

Item 4. Controls and Procedures.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of March 31, 2008, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December, 31, 2007 to March 31, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEESTON ENTERPRISES LTD.

May 15, 2008

/s/ Brian Smith

Date

BRIAN SMITH, PRESIDENT