Form 10-Q
period 2008-06-30
BEESTON ENTERPRISES LTD
filed 2008-08-19
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

BEESTON ENTERPRISES LTD.

NEVADA	88-04360717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

247 SW 8th Street, #122

Miami, FL 33130

(Address of principal executive offices)

(305) 432-5232

(Issuer’s telephone number)

#200 – 1687 West Broadway

Vancouver, British Columbia

Canada V6J 1X2

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

Large accelerated filer[  ]

Accelerated filer

[  ]

Non-accelerated filer  [  ] (Do not check if a smaller reporting company)Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                       Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2008, the Company had 58,250,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008 AND 2007

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of June 30, 2008 (unaudited) and

  December 31, 2007 (audited)

Condensed Statements of Operations for the Three and Six Months Ended

        June 30, 2008 and 2007 (unaudited) with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Six Months

   Ended June 30, 2008 and 2007 (unaudited) with Cumulative Totals Since Inception

Notes to Condensed Financial Statements (unaudited)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Current Assets
Cash and cash equivalents	$ 101	$ 5,838
Prepaid expenses and deposits	-	3,461

Total Current Assets	101	9,299

TOTAL ASSETS	$ 101	$ 9,299

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 156,725	$ 18,287
Notes payable to stockholder	189,236	163,979
Liability for stock to be issued	62,560	62,560

Total Current Liabilities	408,521	244,826

Total Liabilities	408,521	244,826

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 100,000,000 shares authorized and
58,250,000 shares issued and outstanding as of June 30, 2008 and
December 31, 2007	58,250	58,250
Additional paid-in capital	67,154	61,623
Other accumulated comprehensive (loss)	(6,740)	(8,151)
Deficit accumulated during the development and exploration stages	(527,084)	(347,249)

Total Stockholders' Deficit	(408,420)	(235,527)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 101	$ 9,299

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		July 12, 1999
	2008	2007	2008	2007	to June 30, 2008

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ 21,275	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	137,683	5,319	150,320	49,634	333,635
Professional fees	5,770	7,079	11,948	11,157	126,041
Administrative expenses	5,196	6,345	11,964	11,673	81,869
Depreciation	-	190	-	381	3,806
Total Operating Expenses	148,649	18,933	174,232	72,845	545,351

LOSS BEFORE OTHER (EXPENSE)	(148,649)	(18,933)	(174,232)	(51,570)	(522,062)

OTHER (EXPENSE)
Interest, net	(2,901)	(1,687)	(5,603)	(3,110)	(5,022)

Total other income and (expense)	(2,901)	(1,687)	(5,603)	(3,110)	(5,022)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(151,550)	(20,620)	(179,835)	(54,680)	(527,084)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO
COMMON SHARES	$ (151,550)	$ (20,620)	$ (179,835)	$ (54,680)	$ (527,084)

NET LOSS PER BASIC AND
DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	58,250,000	58,250,000	58,250,000	58,250,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		July 12, 1999
	2008	2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (179,835)	$ (54,680)	$ (527,084)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	381	3,806
Gain (loss) on foreign currency translations	1,411	(5,964)	(6,740)
Interest forgiven by shareholder	5,531	3,110	14,954
Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	3,461	(19,755)	-
Increase in accounts payable and accrued expenses	138,438	1,446	156,725
Total adjustments	148,841	(20,782)	168,745

Net cash (used in) operating activities	(30,994)	(75,462)	(358,339)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Liability for stock to be issued	-	2,400	62,560
Sale of common stock	-	25,160	110,450
Increase in notes payable to stockholders	25,257	40,545	189,236

Net cash provided by financing activities	25,257	68,105	362,246

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,737)	(7,357)	101

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,838	11,464	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 101	$ 4,107	$ 101

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 5,531	$ 3,110	$ 14,954

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being utilized is 60 months.  Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $0 and $381, respectively.

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonably assured.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007

Net loss	$ (179,835)	$ (54,680)

Weighted average common shares
outstanding (Basic)	58,250,000	58,250,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	58,250,000	58,250,000

Net loss per share (Basic and Diluted)	$ (0.00)	$ (0.00)

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

Currency Risk and Foreign Currency Translations

The Company has assets and significant debt to stockholders on notes denominated in Canadian currency.  In accordance with FASB 52, “Foreign Currency Translation,” the functional currency of the Company is United States

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Currency Risk and Foreign Currency Translations (Continued)

currency, requiring periodic conversion at exchange rates as of the report date.

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value.  Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 does not expand the use of fair value to any new circumstances and must be applied on a prospective basis in certain cases.  The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February, 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157 (“FSP No. 157-2”) was issued.  FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value fair value in the financial statements on a recurring basis (at least annually).  Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the

Company’s financial statements.  See Note 10 for the fair value measurement disclosures for these assets and liabilities.  The Company is in the process of analyzing  the potential impact of of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132R, “Employers’

Disclosures about Pensions and Other Postretirement Benefits (revised 2003).”  This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  This pronouncement has no effect on the Company at this time.

On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,  including an amendment to SFAS No. 115 “ (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS No. 159. the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable.  Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected.  The new standard did not impact the Company’s Condensed Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date.  However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In December, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.”  (“SFAS No. 141(R)”).  SFAS No. 141(R) changes how an entity accounts for the acquisition of a business.  While it retains the requirement to account for all business acquisitions using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurements of identifiable assets acquired, liabilities assumed and non-controlling interests held in the acquiree, among other items.  The Company is beginning to review the provisions of SFAS No. 141(R) , which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.

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

The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the retained value of the retained investment.  The statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, it is to be applied retroactively.  This pronouncement has no effect on the Company’s financial reporting at this time.

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

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At June 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

         6/30/08            12/31/07

Deferred tax assets                          $158,125          $104,175

Less:  valuation allowance

         (158,125)         (104,175)

      --------------        ------------

Net deferred tax assets

       $     -                  $      -

       ========        =======

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2008 and December 31, 2007 the Company had accumulated deficits of $527,084 and $347,249, respectively, during the development, pre-exploration and exploration stages to offset future taxable income through 2021.  The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand and have no interest rate assigned.  The total of these notes as of June 30, 2008 and December 31, 2007 was $189,236 and $163,979, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital, as the additional debt is forgiven.

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

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD on or before January 31, 2007 plus carrying out a $200,000 CAD exploration and development program by December 15, 2007.  The due date was extended by contract to June 30, 2008 and, on June 24, 2008, extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD exploration and development program, initially by December 15, 2008 and, on June 24, 2008,  extended to December 31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD on January 29, 2007.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 7 -

STOCKHOLDERS’ (DEFICIT)

Common Stock

As of June 30, 2008 and December 31, 2007 the Company had 100,000,000 shares of common stock authorized and 58,250,000 shares issued and outstanding.

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

During the first six months of 2008, interest forgiven on notes payable to a stockholder was credited to additional paid-in capital for $5,531, bringing the total from inception to $14,954.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its common stock at a price of $.68 per share.  The original memorandum terminated September 30, 2007.  Two extensions were authorized to bring the termination date to March 31, 2008.  On March 31, 2008, the Company extended the termination date to June 20, 2008.  The Private Placement Memorandum expired on June 20, 2008.

As of the date of termination of the Memorandum, June 20, 2008, the Company had in the aggregate received subscriptions for 92,000 shares and proceeds of $62,560.  Issuance of certificates was made in July of 2008.  Consequently, as of June 30, 2008, the proceeds are reported as a liability for stock to be issued.

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

NOTE 10 -

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure  requirements.  SFAS 157’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 10 -

FAIR VALUE MEASUREMENTS (CONTINUED)

SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs-  Quoted prices for identical instruments in active markets.

Level 2 Inputs-  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs-  Inputs with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ 101 $ - $ - $ 101

Total Assets 101 - - 101
===== == == =====

Liabilities - 189,236 - 189,236

Total Liabilities - 189,236 - 189,236
===== ====== == ======

NOTE 11 -

SUBSEQUENT EVENTS

Issuance of Shares for Subscriptions

On June 23, 2008 the Directors resolved to issue the 92,000 shares of common stock which were sold under the Private Placement Memorandum (Note 8, above).  The order to issue the shares was sent to the Company’s transfer agent on July 8, 2008.  Accordingly, the $62,560 received is reported as a liability for stock to be issued as of June 30, 2008.

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

We believed that the growing demand for the production of natural resources presents an area of opportunity for developing companies.  Accordingly, in September, 2006, we acquired a large tract of mineral claims from Candorado Operating Company Ltd. (“Candorado”) located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property,” for the purpose of carrying out exploration and development on this mineral property.  There is no guarantee of locating a deposit of some mineral product that could result in a producing mine.  However, we are of the opinion that the location of the mining property is such as to warrant its acquisition and for us to undertake exploration on the mineral property.

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

In addition to being near to our previously acquired mineral claims, the optioned claims had already received a significant amount of exploration work, the results of which were made available to us. Based on the exploration work previously carried out on the optioned mineral claims, our management believes that these mineral claims are of sufficient merit to warrant a more advanced work program  of exploration.

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

The mining industry in British Columbia is well regulated.  We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in

Canada, generally, and in British Columbia specifically.  The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (“BCDM”).  In the more advanced stages of exploration involving mechanized trenching or diamond drilling, a Plan of Operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance.  Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.  We were required to make a $2,500 CAD security deposit under the permit for which we applied and obtained in regard to the exploration work planned for the phase two of our exploration program on the Bluff Lake Property.  In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests.  The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD).  The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site.  In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect.  Neither of the exploration programs planned for our properties in 2007 have any such purpose.  All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

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

A preliminary review of the survey results showed several potassium anomalies, which may be indicative of potassium alteration.  On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had also been noted.  Other copper showings existed elsewhere on the property.  Previous mineral explorations in this area had also delineated areas of anomalous copper in soils in the property.  However, no significant amount of drilling had been done.  We retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property.  To assist him in this matter, Mr. Rob Shives, formerly the head of the Radiation Division of the Geological Survey of Canada, was retained to conduct a detailed review of the airborne geophysical survey and existing ground data.  Mr. Shives’ review defined eight target areas for ground work.  Based on the information provided by Mr. Shives, Mr. Gruenwald developed a two-phased $200,000 exploration program.  We carried out phase one of the exploration work program on the Bluff Lake Property during the summer of 2007.  Phase one of the exploration program entailed reconnaissance grids and sampling on the targets identified by Mr. Shives as well as some general prospecting, rock sampling and Mapping.  The cost of phase one of the exploration program was $44,641 CAD.  Sampling of one target area southeast of Bluff Lake yielded an east-southeast trending cooper-in-soil anomaly nearly 500 meters long and at least 150 meters wide.  This anomaly appears to be open to the east and west and coincides with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.  Based on the results from phase one of the exploration program, a $165,000 CAD work program was planned as phase two of the exploration program to test the cooper anomaly.  Phase two of the exploration program was commenced in June, 2008, and involved road construction, diamond drilling and in-fill soil sampling.  The majority of phase two of the exploration program has been completed; however, exploration work has currently been suspended due to a lack of funding.

Due to labor and equipment shortages in the industry, we were limited to completing phase one of our exploration program in 2007.  Under the terms of our Mineral Claim Purchase Agreement with

Candorado, we were granted an extension of the time period in which to complete a total of $200,000 CAD in exploration expenditures on the Bluff Lake Property.  However, due to weather, we subsequently would have been unable to complete all of phase two of the exploration program within the extended time period and we were granted a further extension of the time period in which to complete the balance of phase two of the exploration program by Candorado.  Completion of phase two of our exploration work program would result in our acquiring a 50% interest in the Bluff Lake Property.  At such time as we are able to acquire such interest, our directors, in consultation with our geologist, will determine whether or not to proceed with an additional exploration program of $250,000 CAD later in 2008.  To the extent that such additional work is recommended and we are able to complete the additional exploration program in 2008, we would acquire an additional 10% interest in the Bluff Lake Property.  We would then have a 60% interest in the Bluff Lake Property.  Notwithstanding any decision to proceed with the additional exploration, if we are able to complete our initial exploration program of $200,000 CAD on the Bluff Lake Property, and our directors, in consultation with our Geologist, recommend further exploration, we also have the right under the Option Agreement with Candorado to require Candorado to enter into a joint venture with us for the purpose of continuing exploration on the Bluff Lake Property jointly.  Candorado also has the same right, under our Option Agreement with it, to require us to participate in further exploration of the Bluff Lake Property as part of a joint venture.

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Prior to retaining the services of Mr. Gruenwald, we had Mr. Marvin Mitchell, P. Eng., prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims.  As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell has recommended an initial exploration program of approximately $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property.  Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property for the fall of 2008.

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

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00

CAD per hectare per year thereafter.  We have filed assessment reports based on the exploration work we plan to carry out on our mineral properties in 2007.  The cost of these exploration programs has covered the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake Property.  Kranti, after some delay also due to the shortage of labour and equipment, was able to complete its initial exploration program on its optioned claim.  To date Kranti has paid cash of $1,914 CAD in lieu of filing assessment work plus filed a further $26,075 CAD in assessment work under its exploration requirements on the optioned claim.  All of our properties are currently in good standing.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties; however, most power requirements can be provided by the use of on-site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration, as well as skilled manpower to conduct exploration.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials for our 2008 exploration program on the Ruth Lake Property; however, we will commence a search for such manpower, products, equipment and materials shortly.  We anticipate we will begin preparing for exploration under the approved program of work for the Ruth Lake Property in late summer, 2008.  It is our intention to complete our exploration programs for both the Bluff Lake Property and the Ruth Lake Property in 2008.

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

On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  We have received subscriptions for 92,000 shares worth proceeds of $62,560 under this private placement offering. In order to cover the costs of the exploration programs on each of the Ruth Lake Property and the Bluff Lake Property, plus general operating expenses for the next twelve months, we will require additional funding of approximately $225,000 CAD.  We intend to raise the required funds by means of debt and/or equity funding.  We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property.  The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

We anticipate that we will be able raise the funding necessary to cover the full costs of phase two of the exploration program for the Bluff Lake Property and to proceed with our exploration program planned for the Ruth Lake Property this year.  To the extent we are unable to acquire the required funds, we will amend or delay the exploration activity accordingly.  However, in the case of the Bluff Lake Property, if we are unable to complete phase two of the exploration program, within the extended time period provided for such completion, our option to acquire an interest in the Bluff Lake Property will terminate.

As of June 30, 2008, Beeston terminated its monthly lease of office space at #200-1687 West Broadway, Vancouver, British Columbia, Canada.  We have also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks.  These current facilities will be sufficient for our current operations up until the time Beeston is able to establish a mining operation.

As of June 30, 2008, all of our officers and directors have provided a total of $189,236 in funding to Beeston in the form of various non-interest demand loans.  Interest on the loans is imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  We have no agreement with any of our officers and directors for the provision of additional funding.

Item 4T. Controls and Procedures.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of June 30, 2008, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December, 31, 2007 to June 30, 2008. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

August 18, 2008

             /s/ Brian Smith

Date

BRIAN SMITH, PRESIDENT