Form 10-Q
period 2008-09-30
BEESTON ENTERPRISES LTD
filed 2008-11-14
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

As of September 30, 2008, the Company had 58,342,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008 AND 2007

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of September 30, 2008 (unaudited) and

  December 31, 2007 (audited)

Condensed Statements of Operations for the Three and Nine Months Ended

        September 30, 2008 and 2007 (unaudited) with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Nine Months

   Ended September 30, 2008 and 2007 (unaudited) with Cumulative Totals Since Inception

Notes to Condensed Unaudited Financial Statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Current Assets
Cash and cash equivalents	$ 101	$ 5,838
Prepaid expenses and deposits	106	3,461

Total Current Assets	207	9,299

TOTAL ASSETS	$ 207	$ 9,299

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 158,542	$ 18,287
Notes payable to stockholder	187,942	163,979
Liability for stock to be issued	-	62,560

Total Current Liabilities	346,484	244,826

Total Liabilities	346,484	244,826

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized;
58,342,000 and 58,250,000 shares issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	58,342	58,250
Additional paid-in capital	132,446	61,623
Other accumulated comprehensive income and (loss)	(446)	(8,151)
Deficit accumulated during the development and exploration stages	(536,619)	(347,249)

Total Stockholders' (Deficit)	(346,277)	(235,527)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 207	$ 9,299

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		July 12, 1999 (Inception)
	2008	2007	2008	2007	to September 30, 2008

REVENUE
Sale of mining claims	$ -	$ 2,014	$ -	$ 23,289	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	1,528	70,766	151,848	120,400	335,164
Professional fees	4,535	6,250	16,483	17,407	130,576
Administrative expenses	517	2,684	12,481	14,357	82,386
Depreciation	-	190	-	571	3,806
Total Operating Expenses	6,580	79,890	180,812	152,735	551,932

LOSS BEFORE OTHER (EXPENSE)	(6,580)	(77,876)	(180,812)	(129,446)	(528,643)

OTHER (EXPENSE)
Interest, net	(2,954)	(1,782)	(8,557)	(4,892)	(7,976)
Total other income and (expense)	(2,954)	(1,782)	(8,557)	(4,892)	(7,976)

LOSS BEFORE PROVISION OF
INCOME TAXES	(9,534)	(79,658)	(189,369)	(134,338)	(536,619)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO
COMMON SHARES	$ (9,534)	$ (79,658)	$ (189,369)	$ (134,338)	$ (536,619)

NET LOSS PER BASIC AND
DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	58,311,332	58,250,000	58,260,222	58,250,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		July 12, 1999 (Inception)
	2008	2007	to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (189,369)	$ (134,338)	$ (536,619)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	571	3,806
Gain (loss) on foreign currency translations	7,705	(10,523)	(446)
Interest forgiven by shareholder	8,355	4,892	17,778
Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	3,355	244	(106)
Increase (decrease) in accounts payable and
accrued expenses	140,254	17,822	158,542
Total adjustments	159,669	13,006	179,574

Net cash (used in) operating activities	(29,700)	(121,332)	(357,045)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Liability for stock to be issued	-	62,560	-
Sale of common stock	-	-	173,010
Proceeds from notes payable from stockholders	23,963	47,893	187,942

Net cash provided by financing activities	23,963	110,453	360,952

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,737)	(10,879)	101

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,838	11,464	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 101	$ 585	$ 101

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 8,355	$ 4,892	$ 17,778

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being utilized is 60 months.  Repairs that substantially extend the life of the assets are capitalized, and those repairs that do not, are charged to operations.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $0 and $571, respectively.

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonably assured.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

Net loss	$ (189,369)	$ (134,338)

Weighted average common shares
outstanding (Basic)	58,260,222	58,250,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	58,260,222	58,250,000

Net loss per share (Basic and Diluted)	$ (0.00)	$ (0.00)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

At September 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

         9/30/08            12/31/07

Deferred tax assets                          $160,986          $104,175

Less:  valuation allowance

         (160,986)         (104,175)

      --------------        ------------

Net deferred tax assets

       $     -                  $      -

       ========        =======

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2008 and December 31, 2007 the Company had accumulated deficits of $536,619 and $347,249, respectively, during the development, pre-exploration and exploration stages to offset future taxable income through 2021.  The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand and have no interest rate assigned.  The total of these notes as of September 30, 2008 and December 31, 2007 was $187,942 and $163,979, respectively.

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

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD on or before January 31, 2007 plus carrying out a $200,000 CAD exploration and development program by December 15, 2007.  The due date was extended by contract to June 30, 2008 and, on June 24, 2008, extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD exploration and development program, initially by December 15, 2008 and, on June 24, 2008,  extended to December 31, 2009..  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 5 -

PURCHASE OF MINERAL CLAIMS (CONTINUED)

agreement, the Vendor of the claims agreed to assume liability for exploration costs incurred on the property but unpaid as of the termination date.  The termination is explained more fully in Note 11, Subsequent Events.

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

NOTE 7 -

STOCKHOLDERS’ (DEFICIT)

Common Stock

As of September 30, 2008 and December 31, 2007 the Company had 100,000,000 shares of common stock authorized and 58,342,000 and 58,250,000 shares, respectively, issued and outstanding.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ (DEFICIT)

Common Stock (Continued)

On July 9, 2008 the Company issued certificates for 92,000 shares sold at $.68 per share, for a total of $62,560, under the Private Placement Memorandum explained in Note 8, below.

During the first nine months of 2008, interest forgiven on notes payable to a stockholder was credited to additional paid-in capital for $8,355, bringing the total from inception to $17,778.

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

As of June 20, 2008, termination of the Memorandum, the Company had in the aggregate received subscriptions for 92,000 shares and proceeds of $62,560.  Issuance of certificates was made on July 9, 2008.

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

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ 101 $ - $ - $ 101
Prepaid expenses 106 106
Total Assets 207 - - 207
===== == == =====

Liabilities - 187,942 - 187,942

Total Liabilities - 187,942 - 187,942
===== ====== == ======

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 11 -

SUBSEQUENT EVENT

On October 3, 2008 the Company entered into an Agreement with the Vendor of the option to purchase additional mining claims, referenced in Note 5, above.  Under the terms of the Agreement, the Company abandons its option to purchase the claims and has no recovery of costs of the option.  Exploration costs totaling $139,016 CAD had been incurred but were unpaid as of September 30, 2008.  These costs are accrued as accounts payable on the Company’s September 30, 2008 balance sheet at a value of $137,489 USD.  Under the terms of the Agreement, the Vendor assumes liability for the unpaid costs incurred.  Consequently, in the fourth quarter 2008, speculative mining expenses will be reduced by $137,793 USD, accounts payable will be reduced by $137,489 USD, and cumulative currency translation will be charged $304.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenue, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  Our initial plan of operation was to build a business providing medical diagnostic imaging services for individuals in Western Canada.  Our customers would have been individuals who were prepared to pay for the services they receive, as well as individual clients of the provincial medical insurance providers, workers’ compensation boards, auto insurance carriers and specialty insurance providers.  We believed at the time that there was an opportunity to provide these services through private clinics that would supplement those being provided by a government funded and administered health service that was constantly operating under pressure to provide such services on a timely basis.  Despite our efforts in this regard, we were unable to implement this business plan.  We have also undergone management changes.  A number of our original directors and officers are no longer with the Company, and we are still endeavoring to replace some of the personnel.  As part of this reorganization, the Board of Directors decided to explore opportunities in areas other than those contained in the original business plan.

We believed that the growing demand for the production of natural resources presents an area of opportunity for developing companies.  Accordingly, pursuant to an agreement dated September 12, 2006, we acquired a large tract of mineral claims from Candorado Operating Company Ltd. (“Candorado”) located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property,” for the purpose of carrying out exploration and development on this mineral property.  There is no guarantee of locating a deposit of some mineral product that could result in a producing mine.  However, we are of the opinion that the location of the mining property is such as to warrant its acquisition and for us to undertake exploration on the mineral property.

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we were able to enter into another agreement dated December 15, 2006 (“Option Agreement”) with Candorado, under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the “Bluff Lake Property,” that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this Option Agreement, we could obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement could require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.

In addition to being near to our previously acquired mineral claims, the optioned claims had already received a significant amount of exploration work, the results of which were made available to us. Based on the exploration work previously carried out on the optioned mineral claims, our management believed that these mineral claims were of sufficient merit to warrant a more advanced work program  of exploration.

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

The mining industry in British Columbia is well regulated.  We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically.  The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (“BCDM”).  In the more advanced stages of exploration involving mechanized trenching or diamond drilling, a Plan of Operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance.  Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.  We were required to make a $2,500 CAD security deposit under the permit for which we applied and obtained in regard to the exploration work performed under phase two of our exploration program on the Bluff Lake Property in 2008.  In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests.  The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD).  The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site.  In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect.  Neither of the exploration programs carried out on our properties in 2007 had any such purpose.  All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

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

A preliminary review of the survey results showed several potassium anomalies, which may be indicative of potassium alteration.  On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had also been noted.  Other copper showings existed elsewhere on the property.  Previous mineral explorations in this area had also delineated areas of anomalous copper in soils in the property.  However, no significant amount of drilling had been done.  We retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property.  To assist him in this matter, Mr. Rob Shives, formerly the head of the Radiation Division of the Geological Survey of Canada, was retained to conduct a detailed review of the airborne geophysical survey and existing ground data.  Mr. Shives’ review defined eight target areas for ground work.  Based on the information provided by Mr. Shives, Mr. Gruenwald developed a two-phased $200,000 exploration program.  We carried out phase one of the exploration work program on the Bluff Lake Property during the summer of 2007.  Phase one of the exploration program entailed reconnaissance grids and sampling on the targets identified by Mr. Shives as well as some general prospecting, rock sampling and Mapping.  The cost of phase one of the exploration program was $44,641 CAD.  Sampling of one target area southeast of Bluff Lake yielded an east-southeast trending cooper-in-soil anomaly nearly 500 meters long and at least 150 meters wide.  This anomaly appears to be open to the east and west and coincides with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.  Due to labor and equipment shortages in the industry, we were limited to completing phase one of our exploration program in 2007.  Under the terms of our Mineral Claim Purchase Agreement with Candorado, we were granted an extension of the time period in which to complete a total of $200,00CAD in exploration expenditures on the Bluff Property to June 30, 2008.  This latter extension was set forth in an agreement dated October 29, 2007 amending the Option Agreement between the Company and Candorado.

Based on the results from phase one of the exploration program, a $165,000 CAD work program was planned as phase two of the exploration program to test the cooper anomaly.  Phase two of the exploration program was commenced in June, 2008, and involved road construction, diamond drilling and in-fill soil sampling.  However, due to labor shortages in the industry, we were unable to complete all of phase two of the exploration program within the extended time period and we were granted a further extension of the time period in which to complete the balance of phase two of the exploration program by Candorado to September 30, 2008.  This latter extension was set forth in an agreement dated June 29, 2008 further amending the Option Agreement between the Company and Candorado. The majority of phase two of the exploration program had been    completed; however, completion of the exploration work was suspended due to a lack of funding.  Despite its best efforts, the Company was unable to raise the necessary funds to complete phase two of its exploration program on the Bluff Lake Property within the extended time period.  As a result, pursuant to an agreement dated October 3, 2008, the Company agreed to terminate its Option Agreement (as amended) with Candorado and its right thereunder to acquire various interests in the Bluff Lake Property and Candorado agreed to assume all responsibility and liability for phase two of the Company’s exploration program on the Bluff Lake Property.

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Prior to retaining the services of Mr. Gruenwald, we had Mr. Marvin Mitchell, P. Eng., prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims.  As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell recommended an initial exploration program of approximately $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property.  Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property for late fall of 2008.

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

The terrain in the area in which our remaining mineral properties are located is well forested with rolling hills, and elevations ranging from 915-1525 meters.  The climate is generally dry with a warm summer and a cold winter.  Precipitation ranges from 42-62 centimeters per year with up to 30 centimeters occurring as snow.  While some exploration work such as trenching and drilling could be carried out all year long, generally, exploration in the area is limited to an eight month period running from April to October.  We anticipate performing out intended exploration programs during this eight month period.

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties; however, most power requirements can be provided by the use of on-site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration, as well as skilled manpower to conduct exploration.  We hope to be able to begin searching for such manpower, products, equipment and materials for our 2008 exploration program on the Ruth Lake property shortly.  We anticipate that we will be able to complete our exploration program for the Ruth Lake Property in 2008.

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

On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  We have received subscriptions for 92,000 shares worth proceeds of $62,560 under this private placement offering. In order to cover the costs of the exploration programs on the Ruth Lake Property plus general operating expenses for the next twelve months, we will require additional funding of approximately $65,000 CAD.  We intend to raise the required funds by means of debt and/or equity funding.  We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property.  The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

We anticipate that we will be able raise the funding necessary to proceed with our exploration program planned for the Ruth Lake Property.  To the extent we are unable to acquire the funds required, we will amend or delay the exploration activity accordingly.  However, if we are unable to complete the exploration program planned for the Ruth Lake property or pay cash in lieu thereof by November 30, 2008, our tenure of the Ruth Lake Property will terminate.

As of June 30, 2008, Beeston terminated its monthly lease of office space at #200-1687 West Broadway, Vancouver, British Columbia, Canada.  We have also acquired various computer and computer related equipment and furniture for use in performing ongoing administrative tasks.  Our current facilities will be sufficient for our current operations up until the time Beeston is able to establish a mining operation.

As of September 30, 2008, all of our officers and directors have provided a total of $187,942 in funding to Beeston in the form of various non-interest demand loans.  Interest on the loans is imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  We have no agreement with any of our officers and directors for the provision of additional funding.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of September 30, 2008, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December, 31, 2007 to September 30, 2008. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

November 14, 2008

/s/ Brian Smith

Date

                          BRIAN SMITH, PRESIDENT