Form 10-K
period 2008-12-31
BEESTON ENTERPRISES LTD
filed 2009-04-07
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

BEESTON ENTERPRISES LTD.

----------------------------

(Name of registrant as specified in its charter)

Nevada	005-80181	88-04360717
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

#122 - 247 SW 8TH Street

Miami, Florida 33130

(Address of principal executive offices)

Registrant’s telephone number: (305) 432-5232

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of Class:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ]  Yes     [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act.     [X]  Yes     [  ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X ] Yes     [  ] No

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2008:  $ 2,333,680

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2008: 58,342,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

TABLE OF CONTENTS

Item	Description
PART I
1	Business
1A	Risk Factors
1B	Unresolved Staff Comments
2	Property
3	Legal Proceedings
4	Submission of Matters to a Vote of Security Holders

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
7A	Quantitative Qualitative Disclosures About Market Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors, Executive Officers, and Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence
14	Principal Accountant Fees and Services
PART IV
15	Exhibits, Financial Statement schedules
SIGNATURES

PART I.

ITEM 1.  BUSINESS

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

Current Business

At present, we are an exploration stage company.  An exploration stage company is engaged in the search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.  We currently own a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the “Ruth Lake Property” located approximately 25 kilometres from Lac La Hache, British Columbia, Canada.  We had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometres to the North West of our “Ruth Lake Property”.  Our interests in the Ruth Lake Property and the Bluff Lake Property were both acquired from Candorado Operating Company Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol “CDO”). We recently terminated our option to purchase the Bluff Lake Property and are currently considering the acquisition of additional mineral properties.

Mineral exploration is best conducted where there are large areas of high mineral potential, where mineral rights can be obtained under terms which are reasonable and with long term certainty of title, and where political and tax regimes are known to be relatively favorable and stable.  Accordingly, all of our interests in mineral properties are located within the Quesnel Trough, a well known geological belt containing an assemblage of volcanic sedimentary and intrusive rocks of Upper Jurassic age, which extends from Washington State north to central British Columbia.  This belt is known for hosting skarn and porphyry copper and copper-gold deposits. Title to our interest in mineral claims, like all titles to mineral claims in British Columbia, are located and recorded by means of an on-line e-commerce system known as Mineral Title Online.  This system allows mineral claims to be acquired or transferred using the Internet and results in a more accurate and secure interest in mineral claims.  As for the mining industry in British Columbia, the province is currently experiencing a slow down in mineral exploration.  This decrease in mineral exploration is due to the current decline in the demand for mineral resources.  However, as the demand for mineral resources begins to rise, mineral exploration in the province will again increase in response to such demand.  The mining industry in Canada, and in particular the Province of British Columbia, is well established and respected, with an infrastructure capable of supporting all forms of mining activity from small scale prospecting to large scale mining operations, and a stable political environment which not only supports the mining industry but ensures it is properly regulated in regard to such matters as health and safety and environmental concerns.

The mining industry as a whole is highly fragmented in that there are numerous prospectors, exploration companies and mine producers.  We are a very small exploration stage company that would be considered a minor participant in the mining industry.  We do not compete directly with anyone for the exploration of our interests in mineral properties as we hold all interest and/or rights to explore these properties.  Readily available commodities markets exist in Canada and around the world for the sale of gold, copper and other minerals.  Therefore, should our exploration and development ever progress to the level of a producing mine, we will likely be able to sell any minerals we are able to recover.  This exploration program was to have involved further soil and rock sampling.

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

There is no assurance that a commercially viable mineral deposit exists on any of the mineral properties in which we have an interest.  Mineral property exploration is typically performed in phases.  Commencing from the initial phase of exploration work, each subsequent phase of exploration work is recommended by a geologist based on the results of the last completed phase of exploration. Even if we complete exploration programs on our mineral properties and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, geochemical, engineering and other studies before we will know if we have a commercially viable mineral deposit.

We have carried out exploration on both the Bluff Lake and Ruth Lake Properties. Based on the results of our initial exploration programs, management, in consultation with our geologist, Mr. Warner Gruenwald, had decided to proceed further with its exploration on both of these properties.  Phase two of the work program planned for the Bluff Lake Property was to have  consisted of a $165,000 CAD exploration program involving trenching and drilling.  We had intended to carry out this exploration program in late spring 2008.  A smaller work program of approximately $35,000 CAD was also planned for the summer of 2008 on the Ruth Lake Property.  This exploration program was to have involved further soil and rock sampling.  However, we were unable to raise the necessary funds to cover the costs of these planned exploration programs.  As a result, we were unable to complete our exploration program on the Bluff Lake Property and subsequently turned the exploration program over to Candorado and terminated our option to purchase from Candorado.  We did not carry out any exploration program on the Ruth Lake Property in 2008 but have maintained our interest in these mineral claims by payment of the maintenance fees in cash in lieu of the conduct of exploration work.  It is our intent to raise the funds necessary to continue our exploration of the Ruth Lake Property as well as to acquire additional mineral properties for the purpose of conducting exploration for gold deposits.

ITEM 1A.  RISK FACTORS

No applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

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

Subsequent to the acquisition of the Ruth Lake Property, we entered into an agreement (the “Option Agreement”) with Candorado dated December 15, 2006.  Under the terms of this Option Agreement, we had the right to acquire up to a 60% interest in three mineral claims, comprising approximately 1,550 hectares, currently owned by Candorado.  These three mineral claims are known as the “Bluff Lake Property” and are located approximately 8 kilometers to the North West of our Ruth Lake Property.  We paid $5,000 CAD to Candorado at the time of signing the Option Agreement and could have acquired a 50% interest in the Bluff Lake Property by paying $45,000 CAD to Candorado on or before January 31, 2007, and by carrying out a $200,000 CAD exploration program thereon by December 15, 2007.  We could have acquired a further 10% interest in the Bluff Lake Property by carrying out an additional $250,000 CAD exploration program thereon by December 15, 2008.  In the event we acquired an interest in the Bluff Lake Property, we further agreed with Candorado that at the request of either party, both parties would negotiate a joint venture agreement for the further exploration and development of the Bluff Lake Property.  We could terminate the Option Agreement upon giving thirty (30) days notice to

Candorado.  Candorado could also terminate the Option Agreement by giving us notice of failure on our part to pay any amount when due or perform any exploration program within the time provided under the Option Agreement and such failure continued for thirty (30) days after such notice.

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

Based on the results from phase one of the exploration program, a $165,000 CAD work program was planned as phase two of the exploration program.  Phase two of the exploration program was commenced in June, 2008, and involved road construction, diamond drilling and in-fill soil sampling.  However, due to labor shortages in the industry, we were unable to complete all of phase two of the exploration program within the extended time period and we were granted a further extension of the time period in which to complete the balance of phase two of the exploration program by Candorado to September 30, 2008.  This latter extension was set forth in an agreement dated June 29, 2008 further amending the Option Agreement between the Company and Candorado. The majority of phase two of the exploration program had been    completed; however, completion of the exploration work was suspended due to a lack of funding.

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

On January 18, 2007, Beeston entered into an agreement (the “Option Agreement”) with Kranti Resources, Inc., (“Kranti”) a start up mining company, whereby we granted Kranti an option to acquire one of the mining claims that comprise the Ruth Lake Property.  Kranti can acquire the mining claims by payment to Beeston of $20,000 U.S. at the time of entering into the Option Agreement plus carrying out an exploration program of $175,000 CAD over a period of four years.  In the event that Kranti acquires the mineral claim, it shall be required, upon it selling any minerals from the mineral claim, to pay a royalty of 2% of “net smelter returns”, as that term is defined in the Option Agreement, to Candorado (as a prior owner), which can be paid out for $1,000,000 CAD, and a further royalty of 2% of net smelter returns to Beeston, which can be paid out for $2,000,000 CAD.  Kranti will also be responsible for maintaining the mineral claim in good standing during the currency of the Option Agreement.  Kranti can terminate the Option Agreement upon thirty days notice and Beeston, upon notice of default of any obligations by Kranti, can terminate the Option Agreement if such default continues for thirty days.

Again, due to the labor shortages experienced in the industry in 2007, Kranti was delayed in obtaining the assay results of the soil and rock sampling it carried out under its exploration program on the mining claim optioned from the Company.  As a result, at the request of Kranti, we have extended the date for the completion of the exploration work required to be performed by Kranti within the first year of the Option Agreement.  The extension was for a reasonable short period of time and was sufficient to allow Kranti to obtain and report on its assay results.  Subsequent to December 31, 2008, Kranti requested a further extension of time for completion of the $25,000 exploration work that was required to be performed under its Option Agreement by January 18, 2009.  On January 16, 2009, Beeston entered into an agreement with Kranti extending the time period for the performance of this exploration work until June 30, 2009.  We anticipate that Kranti will be able to meet this exploration requirement within the extended time period.

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

The mineral claims comprising our Ruth Lake Property have been located and recorded pursuant to the Mineral Tenure Act of the Province of British Columbia.  As the registered owner of the mineral claims comprising the Ruth Lake Property, we have the right to explore and develop these mineral claims and recover all of the minerals contained within the surface boundaries of these properties and continuing vertically downward.

Under the Mineral Tenure Act, mineral claims can only be located and recorded by residents of Canada.  In order to comply with that requirement, we could either have the title to our mineral properties held “in trust” for us by one of our directors or officers residing in British Columbia, or we could create a wholly owned subsidiary company in British Columbia to be the registered owner of our mineral properties.  To avoid the cost of creating and maintaining a wholly owned subsidiary company, we have chosen to register the claims comprising the Ruth Lake Property in the name of our President, who holds them in trust for us. In the event we find that a commercially viable mineral deposit on any of our mineral claims, we will form a wholly owned subsidiary company in British Columbia, and our president will transfer registered title to such wholly owned subsidiary company.

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

The Ruth Lake Property is situate within the geological Quesnel Terrane, also known as the Quesnel Trough.  This geological area hosts the Mount Polley, Mount Milligan and Lorraine alkalic copper gold deposits to the north of our properties and the Rayfield River, Afton-Ajax and Copper Mountain mineral deposits to the south.  The GWR Resources Inc. Lac La Hache property is within approximately 5 kilometers to the west of our Ruth Lake Property.

All of the mineral claims comprising the Ruth Lake Property and are unencumbered.  There are no native land claims that affect title to our various interests in mineral claims.  There is no insurance covering any of our properties and we believe that no insurance is necessary since the mining properties are unimproved and contain no buildings or plant and equipment and our office equipment is of marginal value.

Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the 2008 fourth quarter.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the OTC Bulletin Board under the symbol BESE.  The following table shows the high and low market prices for each quarter for the past three years.

Quarter Ending	High	Low
12/31/2008	$0.10	$0.015
9/30/2008	$0.17	$0.05
6/31/2008	$0.19	$0.17
3/31/2008	$0.40	$0.10
12/31/2007	$0.80	$0.13
09/30/2007	$0.85	$0.35
06/30/2007	$0.95	$0.30
03/31/2007	$1.00	$0.46
12/31/2006	$2.34	$0.45
09/30/2006	$2.60	$1.00
06/30/2006	$1.18	$0.45
03/31/2006	$0.90	$0.40

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 100,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company’s previously filed SB-2.  As of December 31, 2008, the Company had 58,342,000 shares of common stock outstanding.

The Company issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its stock at a price of $0.68 per share for a total offering amount of $340,000.  The memorandum originally had an expiration date of September 30, 2007.  However, three extensions were approved by the Board of Directors and it finally terminated on June 20, 2008.  Upon termination, the Company had received and accepted subscriptions for 92,000 shares representing $62,560.  Issuance of the share certificates was made following the closure of the offering.

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

Share Purchase Warrants

At December 31, 2008, no share purchase warrants were outstanding.

Share Purchase Option

At December 31, 2008, there were no share purchase options outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.

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

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we were able to enter into another agreement under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the “Bluff Lake Property”, that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this Option Agreement, we could obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement could then require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.  The Option Agreement relating to the Bluff Lake

Property and the agreement for the acquisition of the Ruth Lake Property are described in more detail in Item 2. Properties.

In addition to being near to our previously acquired mineral claims, the optioned claims had already received a significant amount of exploration work, the results of which have been made available to us. Based on the exploration work previously carried out on the optioned mineral claims, our management believed that these mineral claims were of sufficient merit to warrant a more advanced work program  of exploration.

In an effort to further the exploration and development of our large tract of acquired mineral claims, we continue to review the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  This was the case on January 18, 2007, when Beeston entered into an agreement with a start-up mining company, under which we granted the company an option to acquire a mineral claim from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by the company, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.  The Option Agreement with Kranti is described in more detail in Item 2. Properties.

We are also continuing our effort to acquire additional mining properties or the right to acquire an interest in additional mining properties.  As with our ongoing efforts to explore our existing mining properties, we will need to raise additional funds either through debt or equity financings in order to proceed with additional mining property acquisitions.

The mining industry in British Columbia is well regulated.  We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically.  The early stages of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (“BCDM”).  In the more advanced stages of exploration involving mechanized trenching or diamond drilling – a Plan of Operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance.  Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.  We were required to make a $2,500 CAD security deposit under the permit we applied for and obtained in regard to the exploration work planned for the phase two of our exploration program on the Bluff Lake Property.  In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests.  The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD).  The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site.  In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect.  Neither of the exploration programs planned for our properties in 2008 had any such purpose.  All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

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

A preliminary review of the survey results showed several potassium anomalies, which could be indicative of potassium alteration.  On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had also been noted.  Other copper showings existed elsewhere on the property.  Previous mineral explorations in this area had also delineated areas of anomalous copper in soils in the property.  However, no significant amount of drilling had been done.  We retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property.  To assist him in this matter, Mr. Rob Shives, formerly the head of the Radiation Division of the Geological Survey of Canada, was retained to conduct a detailed review of the airborne geophysical survey and existing ground data.  Mr. Shives’ review defined eight target areas for ground work.

Based on the information provided by Mr. Shives, Mr. Gruenwald developed a two phased $200,000 exploration program.  Phase one of the exploration program entailed reconnaissance grids and sampling on the targets identified by Mr. Shives as well as some general prospecting, rock sampling and Mapping.  The cost of phase one of the exploration program was $44,641 CAD.  Sampling of one target area southeast of Bluff Lake yielded an east-southeast trending cooper-in-soil anomaly nearly 500 metres long and at least 150 metres wide.  This anomaly appeared to be open to the east and west and coincides with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.

Due to labor and equipment shortages in the industry, we were limited to completing phase one of our exploration program in 2007.   Under the terms of our Mineral Claim Purchase Agreement with Candorado, we were granted an extension of the time period in which to complete a total of $200,000 CAD in exploration expenditures on the Bluff Property to June 30, 2008.  This latter extension was set forth in an agreement dated October 29, 2007, amending the Option Agreement between the Company and Candorado.

Based on the results from phase one of the exploration program, a $165,000 CAD work program was planned as phase two of the exploration program to test the cooper anomaly.  Phase two of the exploration program was commenced in June, 2008, and involved road construction, diamond drilling and in-fill soil sampling.  However, we were unable to complete all of phase two of the exploration program within the extended time period and we were granted a further extension of the time period in which to complete the balance of phase two of the exploration program by Candorado to September 30, 2008.  This latter extension was set forth in an agreement dated June 29, 2008, further amending the Option Agreement between the Company and Candorado. The majority of phase two of the exploration program was completed; however, completion of the exploration work was suspended due to a lack of funding.  Despite its best efforts, the Company was unable to raise the necessary funds to complete phase two of its exploration program on the Bluff Lake Property within the extended time period.  As a result, pursuant to an agreement dated October 3, 2008, the Company agreed to terminate its Option Agreement (as amended) with Candorado and its right thereunder to acquire various interests in the Bluff Lake Property and Candorado agreed to assume all responsibility and liability for phase two of the Company’s exploration program on the Bluff Lake Property.

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

Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD exploration program was planned for the Ruth Lake Property for the summer of 2008.  However, due to a lack of funding, this exploration program has been postponed until this summer.

As the owner of the mineral claims comprising the Ruth Lake Property, we have the exclusive right to the minerals contained within the surface boundaries and continuing vertically down, and the right to explore, develop and mine the mineral claims for such minerals.  These rights granted to owners of mineral claims are obtained as a form of tenure.  To maintain our tenure in good standing, a prescribed dollar amount of exploration and development work must be performed and an assessment report detailing such exploration and development filed with the Mineral Titles Office annually.  A cash payment of the prescribed dollar amount of exploration and development work may be made in lieu of performing such exploration and development work.  We are currently paying cash in lieu of exploration work to keep the Ruth Lake Property in good standing and will continue to do so until such time as we are able to commence exploration in the field.

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year thereafter.  We have filed assessment reports based on the exploration work we carried out on our mineral properties in 2007.  The cost of these exploration programs covered the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $48,230 CAD on the Ruth Lake Property.  Kranti has paid cash of $1,914 CAD in lieu of filing assessment work plus filed a further $26,075 CAD in assessment work on our optioned mineral claim.  All of our properties are currently in good standing.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties, however, most power requirements can be provided by the use of on site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration as well as skilled manpower to conduct exploration.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials for our 2009 exploration program.  We anticipate we will begin preparing for exploration under the approved program of work for the Ruth Lake Property in early spring, 2009.  It is our intention to carry out this exploration program in the summer.

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

In order to cover the consulting costs for the preparation of the exploration programs we plan to carry out the Ruth Lake Property, the costs of conducting these exploration programs, plus general operating expenses, we will require funding of approximately $75,000 CAD for the next twelve month period.  We also hope to raise an additional $125,000 CAD to facilitate the acquisition of additional mining properties or an interest in such other mining properties.  We intend to raise the required funds by means of debt and/or equity funding.  To date, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses.  Our President, Brian Smith, is prepared to provide additional loans to us; however, we will also pursue the sale of additional shares in the Company under a private placement.  The are no formal agreements for the advancement of funds with Mr. Smith.

On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  As of the date of termination, we had received subscriptions for 92,000 shares worth proceeds of $62,560.  We anticipate that we will undertake an additional private placement as part of our plans to raise additional funds.   We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property.  The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

It is our belief that we will be able to obtain the necessary funding to proceed with our planned exploration program this year.  However, to the extent we are unable to acquire the required funds; we will amend or delay the exploration activity accordingly.

As of December 31, 2008, all of our officers and directors have provided a total of $187,053 in funding to Beeston in the form of various non-interest demand loans.  Interest on the loans is imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  We have no agreement with any of our officers and directors for the provision of additional funding.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

         Page(s)

Report of Independent Registered Public Accounting Firm

   1-2

Balance Sheets as of December 31, 2008 and 2007

   3

Statements of Operations for the Years Ended

        December 31, 2008 and 2007 with Cumulative Totals Since Inception

   4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period

  July 12, 1999 (Inception) to December 31, 2008

   5

Statements of Cash Flows for the Years Ended

   December 31, 2008 and 2007 with Cumulative Totals Since Inception

   6

Notes to Financial Statements

 7-18

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive, Ste. J

Marlton, NJ 08053-4168

(856) 355 5900  Fax (856) 396 0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Beeston Enterprises, Ltd.

#122-247 SW 8th Street

Miami, FL 33130

We have audited the accompanying balance sheets of Beeston Enterprises, Ltd. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008. Beeston Enterprises, Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeston Enterprises, Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

(Continued)

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive, Ste. J

Marlton, NJ 08053-4168

(856) 355 5900  Fax (856) 396 0022

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

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 30, 2009

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Current Assets
Cash and cash equivalents	$ 70	$ 5,838
Prepaid expenses and deposits	2,683	3,461
Total Current Assets	2,753	9,299

TOTAL ASSETS	$ 2,753	$ 9,299

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 26,164	$ 18,287
Notes payable to stockholder	187,053	163,979
Liability for stock to be issued	-	62,560
Total Current Liabilities	213,217	244,826

Total Liabilities	213,217	244,826

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
58,342,000 and 58,250,000 shares, respectively, issued and outstanding	58,342	58,250
Additional paid-in capital	135,279	61,623
Other accumulated comprehensive gain or (loss)	12,539	(8,151)
Deficit accumulated during the development stage	(416,624)	(347,249)

Total Stockholders' (Deficit)	(210,464)	(235,527)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 2,753	$ 9,299

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2008	2007	December 31, 2008
REVENUE
Sale of mining claims	$ -	$ 23,289	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	154,503	130,070	337,819
Professional fees	26,015	25,086	140,108
Administrative expenses	13,537	18,005	83,441
Depreciation	-	607	3,806
Total Operating Expenses	194,055	173,768	565,174

LOSS BEFORE OTHER INCOME AND (EXPENSE)	(194,055)	(150,479)	(541,885)

OTHER INCOME (EXPENSE)
Interest, net	(11,565)	(7,331)	(10,984)
Release of exploration cost liability	136,245	-	136,245
Total Other Income (Expense)	124,680	(7,331)	125,261

LOSS BEFORE PROVISION FOR INCOME
TAXES	(69,375)	(157,810)	(416,624)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (69,375)	$ (157,810)	$ (416,624)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	58,294,110	58,250,000

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity or
				hensive Income	ploration stages	(Deficit)
				(Loss)
July 12, 1999 (Inception)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock for cash,
September 9, 1999	1,700,000	1,700	-	-	-	1,700
Net loss for the period	-	-	-	-	(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss for the year	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss for the year	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss for the year	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss for the year	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss for the year	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss for the year	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss for the year	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss for the year	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash	92,000	92	62,468	-	-	62,560
Net loss for the year	-	-	-	-	(69,375)	(69,375)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,690
Balance, December 31, 2008	58,342,000	$ 58,342	$ 135,279	$ 12,539	$ (416,624)	$ (210,464)

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (69,375)	$ (157,810)	$ (416,624)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	607	3,806
Gain (loss) on foreign currency translations	20,690	(10,223)	12,539
Interest forgiven by shareholder	11,188	7,124	20,611
Release of exploration cost liability	(136,245)	-	(136,245)
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	778	(2,859)	(2,683)
Increase in accounts payable and
accrued expenses	144,122	6,350	162,409
Total adjustments	40,533	999	60,437

Net cash (used in) operating activities	(28,842)	(156,811)	(356,187)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of office equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Liability for stock to be issued	-	62,560	62,560
Proceeds from notes payable to stockholders	23,074	88,625	187,053
Sale of common stock	-	-	110,450

Net cash provided by financing activities	23,074	151,185	360,063

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,768)	(5,626)	70

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	5,838	11,464	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 70	$ 5,838	$ 70

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 11,188	$ 7,124	$ 20,611
Liability for stock to be issued	$ 62,560	$ -	$ 62,560

The accompanying notes are an integral part of these financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

DECEMBER 31, 2008 AND 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being used is 60 months.  Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations.  Depreciation expense for the years ended December 31, 2008 and 2007 was $0 and $607, respectively.

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonable assured.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2008	2007

Net loss	$ (69,375)	$ (157,810)

Weighted average common shares
outstanding (Basic)	58,294,110	58,250,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	58,294,110	58,250,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  There are no dilutive securities, such as warrants or options, outstanding.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

The Company has reported its gain or loss on foreign currency translation in its statement of Other Accumulated Comprehensive Income (Loss) due to these translation adjustments.

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

DECEMBER 31, 2008 AND 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140.  SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”  and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities.  SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

DECEMBER 31, 2008 AND 2007

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

DECEMBER 31, 2008 AND 2007

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

The new standard did not impact the Company’s Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date.  However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

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

DECEMBER 31, 2008 AND 2007

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.  At December 31, 2008 and 2007 deferred tax assets consist of the following:

	2008	2007

Net operating loss carryforwards	$ 124,987	$ 104,175

Less: valuation allowance	(124,987)	(104,175)

Net deferred tax assets	$ -	$ -

At December 31, 2008 and 2007 the Company had accumulated deficits of $416,624 and $347,249, respectively, during the development and exploration stages to offset future taxable income through 2021.  The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand and are non-interest bearing.  The total of these notes as of December 31, 2008 and 2007 was $187,053 and $163,979, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  A payment of $1,355 CAD on March 9, 2007 to maintain tenure was recognized as $1,163 USD.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD (currently $408,898 in USD) or eliminated entirely by payment of $1,000,000 CAD (currently $817,795 in USD).

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 5 -

PURCHASE OF MINERAL CLAIMS (CONTINUED)

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD (currently $36,801 in USD) on or before January 31, 2007 plus carrying out a $200,000 CAD ($163,559 in USD) exploration and development program by December 15, 2007.  The due date has been extended by contract to June 30, 2008 and, on June 24, 2008 extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD (currently $204,449 in USD) exploration and development program, initially by December 15, 2008 and on June 24, 2008 extended to December 31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD, on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination agreement, the Vendor of the claims agreed to assume liability for exploration costs incurred on the property but unpaid as of the termination date.  As of October 3, 2008 the Company had incurred unpaid mining expenses of $139,016 CAD, recognized and accrued as $136,245 USD.  The value of the Vendor’s assumption of liability was $136,245 USD on October 3, 2008.

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.  The optionee failed to meet the second anniversary schedule so the Company amended the agreement on January 16, 2009 as explained in Note 11, Subsequent Events, below.

NOTE 7 -

STOCKHOLDERS’ (DEFICIT)

Common Stock

As of December 31, 2008 and 2007, the Company has 100,000,000 shares of common stock authorized and 58,342,000 and 58,250,000 shares, respectively, issued and outstanding.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 7 -

STOCKHOLDERS’ (DEFICIT) (CONTINUED)

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

On July 9, 2008 the Company sold 92,000 shares for a liability for stock to be issued from the prior year, further explained in Note 8, below.  The proceeds were used for working capital and to fund its operations.

During 2008, interest forgiven on notes payable to a stockholder was credited to additional paid-in capital for $11,188, bringing the total from inception to $20,611.

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its common stock at a price of $.68 per share.  The original memorandum terminated September 30, 2007.  Three extensions were authorized, bringing the termination date to June 20, 2008.  At the termination of the Memorandum the Company had received subscriptions for 92,000 shares along with proceeds of $62,560, which were reported as a liability for stock to be issued pending issuance of the certificates.  Issuance of certificates occurred on July 9, 2008.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2008 AND 2007

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

NOTE 10 -FAIR VALUE MEASUREMENTS

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2008 AND 2007

NOTE 10 -FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total

Cash equivalents	$ -	$ -	$ -	$ -
Prepaid expenses	-			-
Total Assets	$ -	$ -	$ -	$ -

Liabilities	$ -	$ 187,053	$ -	$187,053

Total Liabilities	$ -	$ 187,053	$ -	$187,053

NOTE 11 -

SUBSEQUENT EVENTS

On January 16, 2009 the Company amended its agreement with the purchaser of an option on mineral rights explained in Note 6, above,  The optionee was unable to meet its second annual due date for development work or cash in lieu of work.  The amendment allows the option purchaser an extension up to June 30, 2009 to meet the annual obligation.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the Company’s Independent Auditors.

ITEM 9AT.  CONTROLS AND PROCEDURES

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

Based on the current internal controls employed by the Company, the Company concludes that, as of December 31, 2008, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2008, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 10.

DIRECTORS,EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Brian Smith	58	Director, President, Secretary, Treasurer, CEO	July, 1999

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

ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, Beeston had no compensation plans in effect under which equity securities are authorized for issuance.

Following is a table showing security ownership of certain beneficial owners, as well as management of the Company.  Unless otherwise noted, address of record for each shareholder is #200 – 1687 West Broadway, Vancouver, B.C., V6J 1X2.  Unless otherwise noted, each shareholder is the direct owner of his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Brian Smith*	5,155,000	8.85%
Common	Officers and Directors as a Class (1 member)	5,155,000	8.85%

*Brian Smith’s wife owns 905,000 of the 5,155,000 shares.

There are currently no authorization plans in effect.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SK had or is to have a direct or indirect material interest.

None of the directors qualify as independent directors.

ITEM14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.

Audit Fees:  Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q/QSB:

2008:

$13,500

2007:

$12,500

2.

Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2008:

$4,800

2007:

$3,450

3.

Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008:

$0

2007:

$0

4.

All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

Date:   April 6, 2009

       /s/ Brian Smith

       Brian Smith, President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Smith
Brian Smith
President, Treasurer, CEO, CFO, Director
Date: Apirl 6, 2009