Form 10-Q
period 2009-03-31
BEESTON ENTERPRISES LTD
filed 2009-05-15
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

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

As of March 31, 2009, the Company had 58,342,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009 AND 2008

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of March 31, 2009 and

  December 31, 2008 (unaudited)

Condensed Statements of Operations for the Three Months Ended

        March 31, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Three Months

   Ended March 31, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

Notes to Condensed Financial Statements (unaudited)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	March 31,	December 31,
	2009	2008

Current Assets
Cash and cash equivalents	$ 912	$ 70
Prepaid expenses and deposits	2,619	2,683

Total Current Assets	3,531	2,753

TOTAL ASSETS	$ 3,531	$ 2,753

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 33,555	$ 26,164
Notes payable to stockholder	204,181	187,053

Total Current Liabilities	237,736	213,217

Total Liabilities	237,736	213,217

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 100,000,000 shares authorized and
58,342,000 shares issued and outstanding	58,342	58,342
Additional paid-in capital	138,196	135,279
Other accumulated comprehensive income	12,011	12,539
Deficit accumulated during the development and exploration stages	(442,754)	(416,624)

Total Stockholders' (Deficit)	(234,205)	(210,464)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 3,531	$ 2,753

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2009	2008	to March 31, 2009

REVENUE
Sale of mining claims	$ -	$ -	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	5,754	12,637	343,573
Consulting	11,162	-	11,162
Professional fees	5,315	6,178	145,423
Administrative expenses	827	6,768	145,423
Depreciation	-	-	3,806
Total Operating Expenses	23,058	25,583	588,232

LOSS BEFORE OTHER (EXPENSE)	(23,058)	(25,583)	(564,943)

OTHER INCOME AND (EXPENSE)
Interest, net	(3,072)	(2,702)	(14,056)
Release of exploration cost liability	-	-	136,245

Total other income and (expense)	(3,072)	(2,702)	122,189

NET LOSS APPLICABLE TO COMMON SHARES	$ (26,130)	$ (28,285)	$ (442,754)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	58,342,000	58,250,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2009	2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,130)	$ (28,285)	$ (442,754)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	-	3,806
Gain (loss) on foreign currency translations	(528)	3,866	12,011
Interest forgiven by shareholder	2,917	2,702	23,528
Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	64	175	(2,619)
Increase (decrease) in accounts payable and
accrued expenses	7,391	(4,156)	33,555
Total adjustments	9,844	2,587	70,281

Net cash (used in) operating activities	(16,286)	(25,698)	(372,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	173,010
Increase in notes payable to stockholders	17,128	23,007	204,181

Net cash provided by financing activities	17,128	23,007	377,191

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	842	(2,691)	912

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	70	5,838	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 912	$ 3,147	$ 912

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 2,917	$ 2,702	$ 23,528

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being used is 60 months.  Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations.  All computer equipment purchased was fully depreciated as of March 31, 2009.

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonable assured.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

Net loss	$ (26,130)	$ (28,285)

Weighted average common shares
outstanding (Basic)	58,342,000	58,250,000

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	58,342,000	58,250,000

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At March 31, 2009 and 2008 deferred tax assets consist of the following:

	2009	2008

Net operating loss carryforwards	132,826	112,660

Less: valuation allowance	(132,826)	(112,660)

Net deferred tax assets	-	-

At March 31, 2009 and 2008 the Company had accumulated deficits of $442,754 and $375,534, respectively, during the development and exploration stages to offset future taxable income through 2021. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand and are non- interest bearing.  The total of these notes as of March 31, 2009 and December 31, 2008 was $204,181 and $187,053, respectively.

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to  maintain the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($400,128 USD as of March 31, 2009) or eliminated entirely by payment of $1,000,000 CAD ($800,256 USD as of March 31, 2009).

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD ($36,012 USD as of March 31, 2009) on or before January 31, 2007 plus carrying out a $200,000 CAD ($160,051 USD as of March 31, 2009) exploration and development program by December 15, 2007.  The due date has been extended by contract to June 30, 2008 and, on June 24, 2008 extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD ($200,064 USD as of March 31, 2009) exploration and development program, initially by December 15, 2008 and on June 24, 2008 extended to December 31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD, on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination agreement, the Vendor of the claims agreed to assume liability for exploration costs incurred on the property but unpaid as of the termination date.  As of October 3, 2008 the Company had incurred unpaid mining expenses of $139,016 CAD, recognized and accrued as $136,245 USD.  The value of the Vendor’s assumption of liability was $136,245 USD on October 3, 2008.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.  The optionee failed to meet the second anniversary schedule so the Company amended the agreement on January 16, 2009 to allow the optionee an extension of time to June 30, 2009 to meet the annual obligation.

NOTE 7 -

STOCKHOLDERS’ EQUITY OR (DEFICIT)

Common Stock

As of March 31, 2009 and 2008 the Company has 100,000,000 shares of common stock authorized and 58,342,000 and 58,250,000 shares, respectively, issued and outstanding.

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

On July 9, 2008 the Company sold 92,000 shares at $.68 per share for a total of $62,560, further explained in Note 8, below.  The proceeds were used for working capital and to fund its operations.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ EQUITY OR (DEFICIT) (CONTINUED)

Common Stock (Continued)

The Company’s stock has no readily determinable market price and has been valued by the Company at par value which estimates fair value.

During the three months ended March 31, 2009, interest forgiven on notes payable to a stockholder, credited to additional paid-in capital, increased $2,917, bringing the total from inception to $23,528.

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

MARCH 31, 2009 AND 2008 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ - $ - $ - $ -
Prepaid expenses - -
Total Assets - - - -
===== == == =====

Liabilities - 204,181 - 204,181

Total Liabilities - 204,181 - 204,181
===== ====== == ======

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 11 -

SUBSEQUENT EVENTS

On April 7, 2009 the Directors, with shareholder approval, increased the single class of common stock authorized from 100,000,000 to 500,000,000 with no change in the $.001 per share par value.

On April 9, 2009 the Directors resolved to issue two debentures to the President of the Company to secure prior loans made to the Company on promissory notes and other funds previously paid on behalf of the Company.  One debenture will be for $126,677 USD and the other for $125,100 CAD.  The term of each debenture is three years and each debenture earns interest at 12% per annum, calculated and payable annually.  Each debenture is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

During the term of the debentures the holder may, at his option convert all or part of the debt to common shares at a conversion rate of $.02 USD per share for the USD debenture or $.025 CAD for the CAD debenture.  The Company is also permitted to pay any accrued interest in the form of common shares at the same conversion rates.

Attached to each debenture are warrants to purchase additional shares at the same prices specified for the conversion options.  There are 6,332,850 share purchase warrants attached to the USD debenture and 5,004,000 share purchase warrants attached to the CAD debenture.  The warrants expire at the end of the term for the debentures.

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at the $.04 price.

On April 16, 2009 the Directors authorized a Private Placement Memorandum for sale of a maximum of 10,000,000 shares at a price of $0.03 USD per share.  The offering has an expiration date of September 30, 2009, unless extended by management.

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

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Prior to retaining the services of Mr. Gruenwald, we had Mr. Marvin Mitchell, P. Eng. prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims.  As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell recommended an initial exploration program of approximately $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property.  Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property.  Initially this work program was to be carried out in late fall of 2008, but it has now been delayed to the summer of 2009.

As the owner of the mineral claims comprising the Ruth Lake Property, we have the exclusive right to the minerals contained within the surface boundaries and continuing vertically down, and the right to explore, develop and mine the mineral claims for such minerals.  These rights granted to owners of mineral claims are obtained as a form of tenure.  To maintain our tenure in good standing, a prescribed dollar amount of exploration and development work must be performed and an assessment report detailing such exploration and development filed with the Mineral Titles Office annually.  A cash payment of the prescribed dollar amount of exploration and development work may be made in lieu of performing such exploration and development work.  Due to the delay in commencing our work program planned of the Ruth Lake Property, we have maintained out interest in this property to date by paying the monthly cash in lieu of exploration and development work required to keep the property in good standing. It is our intention to continue to make these monthly payments until our planned work program gets underway.

The annual dollar value of the exploration and development work required to be undertaken on a recorded claim in British Columbia is $4.00 CAD per hectare in years 1 through 3, followed by an $8.00 CAD per hectare per year thereafter.  We have filed assessment reports based on the exploration work we carried out on our mineral properties in 2007.  At that time, the cost of these exploration programs was applied against the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake

Property.  Kranti, after some delay also due to the shortage of labour and equipment, was able to complete its initial exploration program on its optioned claim.  To date Kranti has paid cash of $1,914 CAD in lieu of filing assessment work plus filed a further $26,075 CAD in assessment work under its exploration requirements on the optioned claim.  All of the properties we currently hold are in good standing.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties; however, most power requirements can be provided by the use of on-site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that we may need to conduct exploration, as well as skilled manpower to conduct exploration.  We hope to be able to begin searching for such manpower, products, equipment and materials for our 2009 exploration program on the Ruth Lake property shortly.  We anticipate that we will be able to complete our exploration program for the Ruth Lake Property in 2009.

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

As part of the effort to raise additional funding for the Company, on June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  We received subscriptions for 92,000 shares worth proceeds of $62,560 under this private placement offering

In order to cover the costs of the exploration program on the Ruth Lake Property plus general operating expenses for the next twelve months, we will require additional funding.  We intend to raise the required funds by means of debt and/or equity funding. On April 16, 2009, our Board of Directors approved another private placement offering for 10,000,000 common shares of the Company at a price of $0.03 per share.  We anticipate raising up to $300,000 by means of this private placement offering.  The expiration date for this private placement is September 30, 2009. The net proceeds received from the sale of the shares under this private placement will be used for exploration and development, acquisition of interest(s) in mineral properties, legal and accounting fees; general and administrative expense, plus working capital.

We will also pursue the sale and/or optioning of a portion of the numerous mineral tenures that comprise the Ruth Lake Property.  The sale or optioning of a portion of our mineral tenures will not only provide us with operating funds, but would also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

We anticipate that we will be able raise the funding necessary to proceed with our exploration program planned for the Ruth Lake Property.  To the extent we are unable to acquire the funds required, we will amend or delay the exploration activity accordingly.  However, if we are unable to complete the exploration program planned for the Ruth Lake property or pay cash in lieu thereof by May 31, 2009, our tenure of the Ruth Lake Property will terminate.

On April 7, 2009, the Company increased its authorized capital stock from a single class of 100,000,000 shares of common stock, par value $0.001, to a single class of 500,000,000 shares of common stock, par value $0.001.  There was no concurrent increase in the issued and outstanding shares of the Company. This increase of its authorized capital stock will facilitate the Company’s ability to pursue additional equity funding in the future.

Brian Smith, president of the Company, has also provided funding to Beeston in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  In consideration of Mr. Smith deferring payment of his various outstanding loans to the Company, on April 9, 2009, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $126,677.00 (U.S.) (the “U.S.$ Debenture”) and the other is for $125,100.00 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

Each of the debentures permits the holder, at his option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company at a conversion rate of $0.02(U.S.) per share for the U.S.$ Debenture, and at a conversion rate of $0.025(CAD) per share for the CAD$ Debenture.  The Company is also permitted, at its option, to pay any accrued interest under either debenture in the form of common stock, also at the same conversion rates that are permitted for the holder of the respective debentures.

In further consideration for Mr. Smith entering into the debenture agreements the Company attached share purchase warrants to each of the debentures.  There are 6,333,850 share purchase warrants attached to the U.S.$ Debenture and 5,004,000 share purchase warrants attached to the CAD$ Debenture.  These share purchase warrants grant the holder, over the term of the debentures, the right to purchase one share of common stock of the Company for each share purchase warrant at a purchase price of $0.02(U.S.) per share for every $0.02(U.S.) under the U.S.$ Debenture and at a purchase price of $0.025(CAD) per share for every $0.025(CAD) under the CAD$ Debenture.

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

On April 14, 2009 the Company entered into an agreement with John Perez, consultant, (the “Consulting Agreement”) for the purpose of retaining Mr. Perez to provide corporate communications and public relations services for the Company.  Under the terms of the Consulting Agreement Mr. Perez has been granted an option to purchase up to 7,200,000 shares of the common stock of the Company (the “Option”) at a price of $0.04(U.S.) per share (the “Option Shares”), over the term of the Consulting Agreement of two (2) year.  Mr. Perez has the right to exercise the Option for 200,000 of the Option Shares at the time of entering to the Consulting Agreement and the right thereafter to exercise the Option for the balance of the Option Shares based on the trading price of the Company’s shares from time to time as reported on the Over The Counter Bulletin Board electronic quotation system.  The Company retains the right to terminate the Consulting Agreement and the Option granted thereunder, at its option, upon thirty (30) days notice.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of March 31, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December, 31, 2008 to March 31, 2009. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
3.4	Certificate of Change	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             BEESTON ENTERPRISES LTD.

May 15, 2009

                                             /s/ Brian Smith

Date

BRIAN SMITH, PRESIDENT