Form 10-Q
period 2009-06-30
BEESTON ENTERPRISES LTD
filed 2009-08-14
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

BEESTON ENTERPRISES LTD.

NEVADA	88-04360717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

247 SW 8th Street, #122

Miami, FL 33130

(Address of principal executive offices)

(702) 490-3272

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

(305) 432-5232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to  [ X].such filing requirements for the past 90 days. Yes    [ .No   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such file).  Yex  [  ]    No  [  ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “an accelerated filer”, “a non-accelerated filer”, and “smaller reporting company: in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2009, the Company had 58,342,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009 AND 2008

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of June 30, 2009 and

  December 31, 2008 (unaudited)

Condensed Statements of Operations for the Three and Six Months Ended

        June 30, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Six Months

   Ended June 30, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

Notes to Condensed Financial Statements (unaudited)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

JUNE 30, 2009

 (UNAUDITED)

ASSETS
	June 30,	December 31,
	2009	2008

Current Assets
Cash and cash equivalents	$ 2,580	$ 70
Prepaid expenses and deposits	2,821	2,683
Prepaid consulting	149,418	-

Total Current Assets	154,819	2,753

TOTAL ASSETS	$ 154,819	$ 2,753

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 15,026	$ 26,164
Notes payable to stockholder	21,000	187,053
Option liability	163,001	-
Convertible debentures, net of debt discount	136,004	-

Total Current Liabilities	335,031	213,217

Total Liabilities	335,031	213,217

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
58,342,000 shares issued and outstanding	58,342	58,342
Additional paid-in capital	250,168	135,279
Other accumulated comprehensive income and (loss)	3,841	12,539
Deficit accumulated during the development and exploration stages	(492,563)	(416,624)

Total Stockholders' (Deficit)	(180,212)	(210,464)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 154,819	$ 2,753

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		July 12, 1999
	2009	2008	2009	2008	to June 30, 2009

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 23,289

OPERATING EXPENSES
Speculative mining expenses	8,032	137,683	13,786	150,320	351,605
Consulting	14,866	-	26,028	-	26,028
Professional fees	7,882	5,770	13,197	11,948	153,305
Administrative expenses	12,075	5,196	12,902	11,964	96,343
Depreciation	-	-	-	-	3,806
Total Operating Expenses	42,855	148,649	65,913	174,232	631,087

LOSS BEFORE OTHER INCOME OR (EXPENSE)	(42,855)	(148,649)	(65,913)	(174,232)	(607,798)

OTHER INCOME OR (EXPENSE)
Interest, net	(6,954)	(2,901)	(10,026)	(5,603)	(21,010)
Release of exploration cost liability	-	-	-	-	136,245

Total other income and (expense)	(6,954)	(2,901)	(10,026)	(5,603)	115,235

NET LOSS APPLICABLE TO COMMON SHARES	$ (49,809)	$ (151,550)	$ (75,939)	$ (179,835)	$ (492,563)

NET LOSS PER SHARE – BASIC	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
NET LOSS PER SHARE – FULLY DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC	58,342,000	58,250,000	58,342,000	58,250,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – DILUTED (Note 2)	58,342,000	58,250,000	58,342,000	58,250,000

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		July 12, 1999
	2009	2008	to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (75,939)	$ (179,835)	$ (492,563)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	13,583	-	13,583
Amortization of bond discount on convertible debentures	6,193	-	6,193
Gain (loss) on foreign currency translations	(8,698)	1,411	3,841
Interest forgiven by shareholder	3,395	5,531	24,005
Interest on convertible debentures	6,410	-	6,410
Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	(138)	3,461	(2,821)
Increase in accounts payable and
accrued expenses	9,634	138,438	35,799
Total adjustments	30,379	148,841	90,816

Net cash (used in) operating activities	(45,560)	(30,994)	(401,747)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes payable to stockholders, net	48,070	25,257	235,123

Net cash provided by financing activities	48,070	25,257	408,133

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,510	(5,737)	2,580

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	70	5,838	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 2,580	$ 101	$ 2,580

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 3,395	$ 5,531	$ 24,005
Conversion of notes payable into convertible debentures	$ 206,898	$ -	$ 206,898
Conversion of loans payable into convertible debentures	$ 20,772	$ -	$ 20,772
Options issued for prepaid consulting services	$ 163,001	$ -	$ 163,001
Warrants issued as part of convertible debentures	$ 111,495	$ -	$ 111,495

The accompanying notes are an integral part of these condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being used is 60 months.  Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations.  All computer equipment purchased was fully depreciated as of June 30, 2009.

Revenue Recognition

Revenue will be recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable; and collectability is reasonable assured.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Net loss	$ (49,809)	$ (151,550)	$ (75,939)	$ (179,835)

Weighted average common
shares outstanding (Basic)	58,342,000	58,250,000	58,342,000	58,250,000
Bond conversion	10,341,115	-	5,199,124	-
Warrants	10,341,115	-	5,199,124	-
Options	6,171,428	-	3,102,762	-
Exclusions as anti-dilutive	(26,853,658)	-	(13,501,010)	-
Weighted average common
shares outstanding (Diluted)	58,342,000	58,250,000	58,342,000	58,250,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company has potentially dilutive securities, if there were earnings, in its convertible bonds, warrants, and options explained in Note 5 below.

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

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s financial statements.  See Note 10 for the fair value measurement disclosures for these assets and liabilities.  The Company is in the process of analyzing  the potential impact of of SFAS No. 157 relating to its January 1, 2009 adoption of the remainder of the standard.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment to SFAS No. 115 “ (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS No. 159. the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable.  Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected.  The new standard did not impact the Company’s Condensed Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date.  However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future

In December, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.”  (“SFAS No. 141(R)”).  SFAS No. 141(R) changes how an entity accounts for the acquisition of a business.  While it retains the requirement to account for all business acquisitions using the acquisition method, the new rule will apply to a wider range of transactions or events and requires, in general, acquisition-date fair value measurements of identifiable assets acquired, liabilities

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

assumed and non-controlling interests held in the acquiree, among other items.  The Company is beginning to review the provisions of SFAS No. 141(R), which applies prospectively to business combinations with an acquisition date on or after the beginning of its 2009 fiscal year.  As of June 30, 2009 this standard has no applicability to the Company.

In December, 2007 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51.  SFAS No. 160 applies to “for profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is deconsolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on deconsolidation is recognized rather than carried as the retained value of the retained investment.  The statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted; it is to be applied retroactively.  This pronouncement has no effect on the Company’s financial reporting at this time.

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

JUNE 30, 2009 AND 2008 (UNAUDITED)

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

 In April of 2009, the FASB issued Statement No. 164, Not-for-Profit Entities:  Mergers and Acquisitions—including an amendment of FASB Statement No. 142, Goodwill and Other Intangible Assets.  This Statement establishes principles and requirements for how a not-for-profit entity:  (a) determines whether a combination is a merger or acquisition; (b) applies the carryover method in accounting for a merger; (c) applies the acquisition method in accounting for an acquisition, including identification of which entity is the acquirer; and (d) determines what information to disclose regarding the combination.  Statement No. 164 amends Statement No. 142 to make it fully applicable to not-for-profit entities.  This Statement is effective for:  (a) mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009; or (b) acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  As a company organized for profit, Statement No. 164 does not apply to the Company.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company has adopted the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of the Codification will have no impact on the Company’s financial reporting.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At June 30, 2009 and 2008 deferred tax assets consist of the following:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 3-

PROVISION FOR INCOME TAXES (CONTINUED)

	2009	2008

Net operating loss carryforwards	147,769	158,125

Less: valuation allowance	(147,769)	(158,125)

Net deferred tax assets	-	-

At June 30, 2009 and 2008 the Company had accumulated deficits of $492,563 and $527,084, respectively, during the development and exploration stages to offset future taxable income through 2021. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods. During the six months ended June 30, 2009 and 2008 the valuation allowance increased $16,849 and $53,950, respectively.

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand with an imputed interest rate of 6% per annum as additions to interest expense and contributed capital. The total of these notes as of June 30, 2009 and 2008 was $21,000 and $189,236, respectively.  During the six months ended June 30, 2009, the Company issued convertible debentures as a replacement for USD-denominated notes totaling $126,667 and CAD-denominated notes totaling $125,000 CAD ($100,993 USD).

Interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 5 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS

On April 9, 2009 the Company issued two convertible debentures to the President of the Company as replacement for prior loans made to the Company on promissory notes and other funds previously paid on behalf of the Company.  One

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS (CONTINUED)

debenture is for $126,677 USD and the other for $125,100 CAD (USD $100,993).  The term of each debenture is three years and each debenture earns interest at 12% per annum, calculated and payable annually.  Each debenture is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

During the term of the debentures the holder may, at his option convert all or part of the debt to common shares at a conversion rate of $.02 USD per share for the USD debenture or $.025 CAD for the CAD debenture.  The Company is also permitted to pay any accrued interest in the form of common shares at the same conversion rates.

Attached to each debenture are warrants to purchase additional shares at the same prices specified for the conversion options.  There are 6,332,850 share purchase warrants attached to the USD debenture and 5,004,000 share purchase warrants attached to the CAD debenture.  The warrants expire at the end of the term for the debentures. The Company calculated the value of the warrants as of June 30th, 2009, using the Black Scholes model. The value of the warrants was $62,008 for the USD denominated convertible debenture and $49,487 (USD) for the CAD denominated convertible debenture. The value of the warrants is referred to as a debt discount and is netted against the value of the convertible debentures on the financial statements. Every month during the term of the warrants, the debt discount is amortized to an expense account. The amount expensed as of June 30th, 2009 was $3,445 for the warrants attached to the USD convertible debenture and $2,749 (USD) for the warrants attached to the CAD convertible debenture.

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at varying price levels and stock amounts, specified in the Agreement. The options were valued using the Black Scholes model and as of June 30th, 2009, the value of the options was $163,001. The Company recorded a prepaid consulting asset and a corresponding option liability on their financial records. Over the two year term of the options, the prepaid consulting balance will be amortized into consulting expense. As of June 30th, 2009, the amount amortized to consulting expense per these options was $13,583.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 6 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($432,526 USD as of June 30, 2009) or eliminated entirely by payment of $1,000,000 CAD ($865,052 USD as of June 30, 2009).

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD on or before January 31, 2007 plus carrying out a $200,000 CAD exploration and development program by December 15, 2007.  The due date has been extended by contract to June 30, 2008 and, on June 24, 2008 extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD exploration and development program, initially by December 15, 2008 and on June 24, 2008 extended to December 31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD, on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination agreement, the Vendor of the claims agreed to assume liability for exploration costs incurred on the property but unpaid as of the termination date.  As of October 3, 2008 the Company had incurred unpaid mining expenses of $139,016 CAD, recognized and accrued as $136,245 USD.  The value of the Vendor’s assumption of liability was $136,245 USD on October 3, 2008.

NOTE 7 -

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 7 -

SALE OF MINERAL RIGHTS (CONTINUED)

On June 22, 2009 the Company entered into a Second Amending Agreement which extends the annual obligation for exploration work to December 31, 2009.  In consideration for the extension the obligation for exploration work is increased by a total of $50,000 CAD.

NOTE 8 -

STOCKHOLDERS’ EQUITY OR (DEFICIT)

Common Stock

As of June 30, 2009 and 2008 the Company has 500,000,000 and 100,000,000 shares, respectively, of common stock authorized and 58,342,000 and 58,250,000 shares, respectively, issued and outstanding.

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

On July 17, 2006 the Company affected a 10 for 1 forward split effective August 1, 2006 for stockholders of record July 31, 2006.  The 5,825,000 pre-split shares became 58,250,000 shares issued and outstanding.

On July 9, 2008 the Company sold 92,000 shares at $.68 per share for a total of $62,560, further explained in Note 9, below.  The proceeds were used for working capital and to fund its operations.

On April 7, 2009 the Directors, with shareholder approval, increased the single class of common stock authorized from 100,000,000 to 500,000,000 with no change in the $.001 per share par value.

The Company’s stock has no readily determinable market price and has been valued by the Company at par value which estimates fair value.

During the six months ended June 30, 2009, interest forgiven on notes payable to a stockholder, credited to additional paid-in capital, increased $3,395, bringing the total from inception to $24,005.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 9 -

PRIVATE PLACEMENT MEMORANDA

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

NOTE 10 -

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

NOTE 11 -

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

JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 11 -

FAIR VALUE MEASUREMENTS (CONTINUED)

Level 2 Inputs-  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs-  Inputs with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ - $ - $ - $ -
Prepaid expenses -______________________________________________
Total Assets - - - -
===== == == =====

Liabilities - 320,005 - 320,005

Total Liabilities - 320,005 - 320,005
===== ====== == ======

NOTE 12 -

SUBSEQUENT EVENTS

During the three months ended June 30, 2009 the Company’s Chairman of the Board of Directors, President and CEO resigned and was replaced by another Director.  On July 1, 2009 the incoming director was named Chairman of the Board of Directors, President, Chief Executive Officer, Secretary and Treasurer, and Chief Financial Officer.  The incoming Chairman receives director’s fees under an informal agreement.  The total of director’s fees paid during the three months ending June 30, 2009 was $1,000.

As of July 27, 2009 there are no other transactions or events which are required to be disclosed as events subsequent to the June 30, 2009 statement date under FASB Consolidation Statement No. 165.

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

Based on the results from phase one of the exploration program, a $165,000 CAD work program was planned as phase two of the exploration program to test the copper anomaly.  Phase two of the exploration program was commenced in June, 2008, and involved road construction, diamond drilling and in-fill soil sampling.  However, due to labor shortages in the industry, we were unable to complete all of phase two of the exploration program within the extended time period and we were granted a further extension of the time period in which to complete the balance of phase two of the exploration program by Candorado to September 30, 2008.  This latter extension was set forth in an agreement dated June 29, 2008 further amending the Option Agreement between the Company and Candorado. The majority of phase two of the exploration program had been completed; however, completion of the exploration work was suspended due to a lack of funding.  Despite its best efforts, the Company was unable to raise the necessary funds to complete phase two of its exploration program on the Bluff Lake Property within the extended time period.  As a result, pursuant to an agreement dated October 3, 2008, the Company agreed to terminate its Option Agreement (as amended) with Candorado and its right thereunder to acquire various interests in the Bluff Lake Property and Candorado agreed to assume all responsibility and liability for phase two of the Company’s exploration program on the Bluff Lake Property.

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

Kranti was also delayed in completing its initial exploration program on it optioned claim.as required under its option agreement with Beeston and as a result required an extension from Beeston of the time period provided for the completion of its initial exploration program.  After some delay also due to the shortage of labor and equipment, Kranti was able to complete its initial exploration program on its optioned claim.  Subsequent thereto, Kranti was granted a further extension by Beeston of the time period required to complete the next phase of exploration work under its option agreement with Beeston to December 31, 2009.  To date Kranti has paid cash of $1,914 CAD in lieu of filing assessment work plus filed a further $26,075 CAD in assessment work under its exploration requirements on the optioned claim.

All of the properties we currently hold are in good standing.

The terrain in the area in which our remaining mineral properties are located is well forested with rolling hills, and elevations ranging from 915-1525 meters.  The climate is generally dry with a warm summer and a cold winter.  Precipitation ranges from 42-62 centimeters per year with up to 30 centimeters occurring as snow.  While some exploration work such as trenching and drilling could be carried out all year long, generally, exploration in the area is limited to an eight month period running from April to October.  We anticipate performing our exploration program of $35,000 carried forward from 2008 on the Ruth Lake property during this eight month period in 2009.

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

We anticipate that we will be able raise the funding necessary to proceed with our exploration program planned for the Ruth Lake Property.  To the extent we are unable to acquire the funds required, we will amend or delay the exploration activity accordingly.  However, if we are unable to complete the exploration program planned for the Ruth Lake property or pay cash in lieu thereof by August 31, 2009, our tenure of the Ruth Lake Property will terminate.

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

Brian Smith, an officer and director of the Company, has also provided funding to Beeston in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  In consideration of Mr. Smith deferring payment of his various outstanding loans to the Company, on April 9, 2009, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $126,677.00 (U.S.) (the “U.S.$ Debenture”) and the other is for $125,100.00 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.  Since the issue of the debentures, Mr. Smith has provided the Company with additional funding, again in the form of various non-interest demand loans, in the amount of $21,000 as of June 30, 2009.  Mr. Smith resigned as an officer and director of the Company on July 1, 2009.

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

In further consideration for Mr. Smith entering into the debenture agreements the Company attached share purchase warrants to each of the debentures.  There are 6,333,850 share purchase warrants attached to the U.S.$ Debenture and 5,004,000 share purchase warrants attached to the CAD$ Debenture.  These share purchase warrants grant the holder, over the term of the debentures, the right to purchase one share of common stock of the Company for each share purchase warrant at a purchase price of $0.02(U.S.) per share under the U.S.$ Debenture and at a purchase price of $0.025(CAD) per share under the CAD$ Debenture.  To date, no debt has been converted to shares and no warrants have been exercised under either of these debentures

We have no agreement with any of our officers and directors for the provision of additional funding.

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

On April 14, 2009 the Company entered into an agreement with John Perez, consultant (the “Consulting Agreement”) for the purpose of retaining Mr. Perez to provide corporate communications and public relations services for the Company.  Under the terms of the Consulting Agreement Mr. Perez has been granted an option to purchase up to 7,200,000 shares of the common stock of the Company (the “Option”) at a price of $0.04(U.S.) per share (the “Option Shares”), over the term of the Consulting Agreement of two (2) year.  Mr. Perez has the right to exercise the Option for 200,000 of the Option Shares at the time of entering to the Consulting Agreement and the right thereafter to exercise the Option for the balance of the Option Shares based on the trading price of the Company’s shares from time to time as reported on the Over-the-Counter Bulletin Board electronic quotation system.  The Company retains the right to terminate the Consulting Agreement and the Option granted thereunder, at its option, upon thirty (30) days notice.  To date, no shares have been issued by the Company under this contract with Mr. Perez.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of June 30, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from March 31, 2008 to June 30, 2009. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

August 13, 2009

/s/ Michael Upham

Date

MICHAEL UPHAM, PRESIDENT