Form 10-Q
period 2009-09-30
BEESTON ENTERPRISES LTD
filed 2009-11-23
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to  [ X].such filing requirements for the past 90 days. Yes [    ]       No   [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such file).  Yes  [  ]    No  [  ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “an accelerated filer”, “a non-accelerated filer”, and “smaller reporting company: in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2009, the Company had 58,342,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2009 AND 2008

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of September 30, 2009 and

  December 31, 2008 (unaudited)

Condensed Statements of Operations for the Three and Nine Months Ended

        September 30, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

Condensed Statements of Cash Flows for the Nine Months

   Ended September 30, 2009 and 2008 (unaudited) with Cumulative Totals Since Inception

Notes to Condensed Financial Statements (unaudited)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2009

(UNAUDITED)

ASSETS
	September 30,	December 31,
	2009	2008

Current Assets
Cash and cash equivalents	$ 3,114	$ 70
Securities receivable	118,400	-
Prepaid expenses and deposits	3,092	2,683
Prepaid consulting	54,737	-

Total Current Assets	179,343	2,753

TOTAL ASSETS	$ 179,343	$ 2,753

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 8,922	$ 26,164
Notes and loans payable to stockholder	52,508	187,053
Option liability	54,737	-
Convertible debentures, net of debt discount	137,040	-

Total Current Liabilities	253,207	213,217

Total Liabilities	253,207	213,217

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
58,342,000 shares issued and outstanding, respectively	58,342	58,342
Additional paid-in capital	369,315	135,279
Accumulated other comprehensive income	10,655	12,539
Deficit accumulated during the development and exploration stages	(512,176)	(416,624)

Total Stockholders' (Deficit)	(73,864)	(210,464)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 179,343	$ 2,753

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		July 12, 1999 to
	2009	2008	2009	2008	September 30, 2009

REVENUE
Sale of mining claims	$ 103,600	$ -	$ 103,600	$ -	$ 126,889

OPERATING EXPENSES
Speculative mining expenses	8,722	1,528	22,507	151,848	360,327
Consulting	20,375	-	46,404	-	46,403
Professional fees	7,490	4,535	20,687	16,483	160,795
Administrative expenses	7,665	517	14,375	12,481	97,815
Depreciation	-	-	-	-	3,806
Total Operating Expenses	44,252	6,580	103,973	180,812	669,146

INCOME OR (LOSS) BEFORE
OTHER INCOME OR (EXPENSE)	59,348	(6,580)	(373)	(180,812)	(542,257)

OTHER INCOME OR (EXPENSE)
Interest, net	(7,618)	(2,954)	(17,643)	(8,557)	(28,628)
Amortization of debt discount	(105,302)	-	(111,495)	-	(111,495)
Fair value adjustment	33,959	-	33,959	-	33,959
Release of exploration cost liability	-	-	-	-	136,245

Total other income and (expense)	(78,961)	(2,954)	(95,179)	(8,557)	30,081

(LOSS) BEFORE INCOME TAXES	(19,613)	(9,534)	(95,552)	(189,369)	(512,176)
Provision for income taxes	-	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$ (19,613)	$ (9,534)	$ (95,552)	$ (189,369)	$ (512,176)

NET LOSS PER SHARE - BASIC AND FULLY DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND FULLY DILUTED	58,342,000	58,311,332	58,342,000	58,260,222

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		July 12, 1999 to
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (95,552)	$ (189,369)	$ (512,176)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities
Depreciation	-	-	3,806
Mineral rights for stock	(103,600)	-	(103,600)
Amortization of prepaid consulting	33,959	-	33,959
Amortization of bond discount on convertible debentures	111,495	-	111,495
Fair value adjustment	(33,959)	-	(33,959)
Gain (loss) on foreign currency translations	(2,195)	7,705	10,343
Interest forgiven by shareholder	3,805	8,355	24,416
Interest on convertible debentures	13,617	-	13,617
Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	(409)	3,355	(3,092)
Increase in accounts payable and
accrued expenses	3,530	140,254	29,695
Total adjustments	26,243	159,669	86,680

Net cash (used in) operating activities	(69,309)	(29,700)	(425,496)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes and loans payable to stockholders	72,353	23,963	259,406

Net cash provided by financing activities	72,353	23,963	432,416

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	3,044	(5,737)	3,114

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	70	5,838	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,114	$ 101	$ 3,114

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 3,805	$ 8,355	$ 24,416
Conversion of notes payable into convertible debentures	$ 206,898	$ -	$ 206,898
Conversion of loans payable into convertible debentures	$ 20,772	$ -	$ 20,772
Options issued for prepaid consulting services	$ 163,001	$ -	$ 163,001
Warrants issued as part of convertible debentures	$ 111,495	$ -	$ 111,495
Mining rights revenue for securities receivable	$ 103,600	$ -	$ 103,600
Increase in debt discount due to substantial debt modification	$ 118,736	$ -	$ 118,736

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05, “Development Stage Entities,” as interpreted by the Securities and Exchange Commission for mining companies in Industry Guide No. 7.

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

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

Start-up Costs

In accordance with FASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being used is 60 months.  Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations.  All computer equipment purchased was fully depreciated as of September 30, 2009.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Net (loss)	$ (19,613)	$ (9,534)	$ (95,552)	$ (189,369)

Weighted average common
shares outstanding (Basic)	58,342,000	58,311,332	58,342,000	58,260,222
Bond conversion	12,950,126	-	7,782,676	-
Warrants	12,950,126	-	7,782,676	-
Options	7,200,000	-	4,467,153	-
Exclusions as anti-dilutive	(33,100,252)	-	(20,032,505)	-
Weighted average common
shares outstanding (Diluted)	58,342,000	58,311,332	58,342,000	58,260,222

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

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Currency Risk and Foreign Currency Translations

The Company has assets and significant debt to stockholders on notes denominated in Canadian currency.  In accordance with pre-Codification FASB 52, “Foreign Currency Translation,” the functional currency of the Company is United States currency, requiring periodic conversion at exchange rates as of the report date.  The Company has reported its gain or loss on foreign currency translation in its statement of Other Accumulated Comprehensive Income or (Loss) due to these translation adjustments.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does not change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recently Enacted Accounting Standards (Continued)

guidance to specialized industries or entities, were recently issued.  Aside from Note 11, below, addressing fair value measurements, these updates have no applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At September 30, 2009 and 2008 deferred tax assets consist of the following:

	2009	2008

Net operating loss carryforwards	$ 153,653	$ 160,986

Less: valuation allowance	(153,653)	(160,986)

Net deferred tax assets	$ -	$ -

At September 30, 2009 and 2008 the Company had accumulated deficits of $512,176 and $536,619, respectively, during the development and exploration stages to offset future taxable income through 2029. The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods. During the nine months ended September 30, 2009, the valuation allowance increased by $28,666, while during the nine months ended September 30, 2008, it increased by $56,811.

NOTE 4 -

NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company.  The notes are payable on demand with an imputed interest rate of 6% per annum as additions to interest expense and contributed capital.  The total of these notes as of September 30, 2009 and December 31, 2008 was $32,100 and $187,053, respectively.  During the nine months ended September 30, 2009 the Company issued convertible debentures as a replacement for USD-denominated notes totaling $126,667 and CAD-denominated notes totaling $125,100 CAD ($100,993 USD).

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 4 -

NOTES AND LOANS PAYABLE TO STOCKHOLDERS (CONTINUED)

Interest on the notes that were converted had an imputed interest rate of 6% per annum as additions to interest expense and contributed capital.

The Company also borrows via loans, from a stockholder of the Company, on a monthly basis, to pay for the Mineral Tenure Maintenance Fee and other business related expenses. The loans bear no interest and are due on demand. As of September 30, 2009, the amounts due on these loans were $20,408.

NOTE 5 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS

On April 9, 2009 the Company issued two convertible debentures to the President of the Company as replacement for prior loans made to the Company on promissory notes and other funds previously paid on behalf of the Company.  One debenture is for $126,677 USD and the other for $125,100 CAD.  The term of each debenture is three years and each debenture earns interest at 12% per annum, calculated and payable annually.  Each debenture is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

During the term of the debentures the holder may, at his option convert all or part of the debt to common shares at a conversion rate of $.02 USD per share for the USD debenture or $.025 CAD for the CAD debenture.  The Company is also permitted to pay any accrued interest in the form of common shares at the same conversion rates.

On September 24, 2009, in consideration for the holder to surrender his “floating charge” in order to facilitate the granting of option rights on the mineral properties, the conversion rate on the debentures was changed to $0.0075 (US) for the USD-denominated debentures and $0.008 (CAD) for the CAD-denominated debentures.  Thus the potential shares on conversion were increased from 6,333,850 to 16,890,267 for the USD-denominated debentures and from 5,004,000 to 15,637,500 for the CAD-denominated debentures. The fair market value of the convertible debentures, net of the debt discount, as of September 30, 2009, was $137,040.

Attached to each debenture are warrants to purchase additional shares at the same prices specified for the conversion options.  There were 6,333,850 share purchase warrants which increased to the 16,890,267 attached to the USD debenture and 5,004,000 share purchase warrants which increased to 15,637,500 attached to the CAD debenture due to the substantial modification noted above. The Company calculated the value of the warrants as of September 30, 2009, using the Black-Scholes model. This transaction was considered a substantial modification of the debt agreement that resulted in the amortization of the entire discount of $111,495 and the recording of a new discount of $118,736.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 5 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS (CONTINUED)

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at varying price levels and stock amounts, specified in the Agreement.  The options were valued using the Black-Scholes model and as of September 30, 2009 the value of the options was $54,737.  The Company recorded a prepaid consulting asset and a corresponding option liability on their financial records.  Over the two-year term of the options, the prepaid consulting balance will be amortized into consulting expense, and at each measurement date a fair value adjustment will be made to the value of the prepaid consulting balance.  As of September 30, 2009 the amount amortized to consulting expense for these options was $33,959.

NOTE 6 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased 19 speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims. As of September 30, 2009, the Company paid $22,507 for maintenance of the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($460,363 USD as of September 30, 2009) or eliminated entirely by payment of $1,000,000 CAD ($920,726 USD as of September 30, 2009).

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company can acquire a 50% interest in the three mineral properties by paying $45,000 CAD on or before January 31, 2007 plus carrying out a $200,000 CAD exploration and development program by December 15, 2007.  The due date has been extended by contract to June 30, 2008 and, on June 24, 2008 extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD exploration and development program, initially by December 15, 2008 and on June 24, 2008 extended to December 31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD, on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination agreement, the Vendor of the claims agreed to assume liability for exploration

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 6 -

PURCHASE OF MINERAL CLAIMS (CONTINUED)

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

On September 24, 2009 the Company entered into an option agreement where, for consideration in the form of stock in the optionee company, valued at $103,600 on September 24, 2009, reported as a sale of mining claims, and valued at $118,400 on September 30, 2009, the optionee has the right to explore and develop nine claims and to acquire a 50% interest in the claims.  If the option is exercised, the optionee and the Company may enter into a joint venture for exploration and development.  If the option is exercised the optionee grants to the Company a 2% net smelter royalty which can be paid out for $1,000,000 CAD ($920,725 USD as of September 30, 2009).  The optionee must carry out a $50,000 CAD exploration and development program on the claims by September 24, 2010 and an additional $250,000 CAD exploration and development program by September 24, 2011.  If the optionee, having exercised the option, were to fail to meet the maintenance requirement on the claims, the Company must meet the requirement and recover from the optionee.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 7 -

SALE OF MINERAL RIGHTS (CONTINUED)

On September 25, 2009 the Company entered into an agreement where, within six months of the signing the other party may, for consideration in the form of stock in the optionee company, enter into an option agreement to explore, develop, and acquire a 50% interest in eight of the Company’s mineral claims.  The optionee and the Company may negotiate a joint venture agreement for further exploration and development.  Upon exercise of the option, the optionee is obligated to pay a 2% royalty on net smelter returns which can be paid out for $1,000,000 CAD ($920,725 USD as of September 30, 2009).  The optionee is also obligated to carry out a $50,000 CAD exploration and development program on or before September 25, 2010 and an additional $200,000 CAD exploration and development program by September 25, 2011.  If the optionee fails to meet the maintenance requirement, the Company may make the necessary payments and recover from the optionee.

NOTE 8 -

STOCKHOLDERS’ EQUITY OR (DEFICIT)

Common Stock

As of September 30, 2009 and December 31, 2008 the Company has 500,000,000 and 100,000,000 shares, respectively, of common stock authorized and 58,342,000 shares, respectively, issued and outstanding.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

           SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ EQUITY OR (DEFICIT) (CONTINUED)

Common Stock (Continued)

On July 9, 2008 the Company sold 92,000 shares at $.68 per share for a total of $62,560, further explained in Note 9, below.  The proceeds were used for working capital and to fund its operations.

On April 7, 2009 the Directors, with shareholder approval, increased the single class of common stock authorized from 100,000,000 to 500,000,000 with no change in the $.001 per share par value.

During the nine months ended September 30, 2009, interest forgiven on notes payable to a stockholder, credited to additional paid-in capital, increased $3,805, bringing the total from inception to $24,416.

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

On April 16, 2009 the Directors authorized a Private Placement Memorandum for sale of a maximum of 10,000,000 shares at a price of $0.03 USD per share.  The offering’s original expiration date of September 30, 2009, was extended by management on September 29, 2009 for a further 180 days to March 31, 2010.

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

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s exploration development efforts. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 10 -

GOING CONCERN (CONTINUED)

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ - $ - $ - $ -
Prepaid expenses 54,737 54,737

Total Assets - 54,737 - 54,737
===== ====== == =====

Liabilities - 191,777 - 191,777

Total Liabilities - 191,777 - 191,777
===== ====== == ======

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

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we entered into another agreement dated December 15, 2006 (“Option Agreement”), with Candorado, under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the “Bluff Lake Property,” that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this Option Agreement, we could obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement could require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.

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

The initial stage of exploration can generally be carried out without any permitting or notification to any government body or agency, as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (“BCDM”).  In the more advanced stages of exploration involving mechanized trenching or diamond drilling, a Plan of Operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance.  Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.  In our particular case, we were required to make a $2,500 CAD security deposit under the permit for which we applied and obtained in regard to the exploration work performed under phase two of our exploration program on the Bluff Lake Property in 2008.  In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests.  The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD).  The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site.  In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect.  Neither of the exploration programs carried out on our properties in 2007 had any such purpose.  All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

In the quest for copper-gold mineralization, potassium and magnetic alteration is commonly used as exploration vectors.  In regard to the Bluff Lake Property and the Ruth Lake Property, an airborne radiometric and magnetic geophysical survey was completed over the area where these properties are located under a partnership program involving a number of the exploration companies having mineral properties in the area, Geological Survey of Canada and Geoscience B.C.  The results of this survey were initially given to the participating exploration companies and then later released to the general public in April, 2007.  The survey results for the Bluff Lake Property were made available to us by Candorado, who was one of the participating exploration companies.

A preliminary review of the survey results showed several potassium anomalies, which may be indicative of potassium alteration.  On the southern portion of the Bluff Lake Property, fracture controlled potassic alteration and copper mineralization had also been noted.  Other copper showings existed elsewhere on the property.  Previous mineral explorations in this area had also delineated areas of anomalous copper in soils in the property.  However, no significant amount of drilling had been done.  We retained the services of Warner Gruenwald, P. Geo. to provide us with an interpretation of the existing geological information on the Bluff Lake Property and recommendations for further exploration of the property.  To assist him in this matter, Mr. Rob Shives, formerly the head of the Radiation Division of the Geological Survey of Canada, was retained to conduct a detailed review of the airborne geophysical survey and existing ground data.  Mr. Shives’ review defined eight target areas for ground work.  Based on the information provided by Mr. Shives, Mr. Gruenwald developed a two-phased $200,000 exploration program.  We carried out phase one of the exploration work program on the Bluff Lake Property during the summer of 2007.  Phase one of the exploration program entailed reconnaissance grids and sampling on the targets identified by Mr. Shives as well as some general prospecting, rock sampling and Mapping.  The cost of phase one of the exploration program was $44,641 CAD.  Sampling of one target area southeast of Bluff Lake yielded an east-southeast trending cooper-in-soil anomaly nearly 500 meters long and at least 150 meters wide.  This anomaly appears to be open to the east and west and coincides with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.  Due to labor and equipment shortages in the industry, we were limited to completing phase one of our exploration program in 2007.  Under the terms of our Mineral Claim Purchase Agreement with Candorado, we were granted an extension of the time period in which to complete a total of $200,000CAD in exploration expenditures on the Bluff Property to June 30, 2008.  This latter extension was set forth in an agreement dated October 29, 2007, amending the Option Agreement between the Company and Candorado.

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

The Ruth Lake Property has not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Prior to retaining the services of Mr. Gruenwald, we had Mr. Marvin Mitchell, P. Eng. prepare a preliminary report on the Ruth Lake Property to provide us with a basis for further exploration of this large tract of mineral claims.  As a result of the limited amount of exploration work preformed in this area, Mr. Mitchell recommended an initial exploration program of approximately $50,000 CAD involving the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  These samples would then be assayed for various elements and the results would provide a basis for a more concentrated exploration program within the property.  Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property.  Initially this work program was to be carried out in late fall of 2008, then the summer of 2009, and now it has been delayed pending the results of the exploration work to be carried out on various large parcels of the Ruth Lake Property under Option Agreements recently entered into by the Company with two other junior mining companies.

Due to the delay in commencing our work program planned for the Ruth Lake Property for 2008, we have maintained our interest in this property to date by paying the monthly cash in lieu of exploration and development work required to keep the property in good standing. To the extent required, it is our intention to continue to make these monthly payments until our planned work program gets underway.

We have filed assessment reports based on the exploration work we carried out in 2007 on our mineral properties.  At that time, the cost of these exploration programs was applied against the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake Property.  Kranti

Resources, Inc. (“Kranti”), a start-up junior mining company to whom we have optioned one of the mineral claims comprising the Ruth Lake Property after some delay, also due to the shortage of labor and equipment, was able to complete its initial exploration program on its optioned claim.  To date Kranti has paid cash of $1,914 CAD in lieu of filing assessment work plus filed a further $26,075 CAD in assessment work under its exploration requirements on the optioned claim.  All of the properties we currently hold are in good standing.

The terrain in the area in which our remaining mineral properties are located is well forested with rolling hills, and elevations ranging from 915-1525 meters.  The climate is generally dry with a warm summer and a cold winter.  Precipitation ranges from 42-62 centimeters per year with up to 30 centimeters occurring as snow.  While some exploration work such as trenching and drilling could be carried out all year long, generally, exploration in the area is limited to an eight month period running from April to October.  Any exploration programs would be carried out during this eight month period.

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties; however, most power requirements can be provided by the use of on-site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that may be needed in any exploration, as well as skilled manpower to conduct exploration.

As our directors and officers have no professional training or technical credentials in the field of geology, and specifically in the areas of exploring, developing and operating mining properties, we will have to retain the services of various professionals and technicians in the mining industry to provide such expertise.  Accordingly, we have, and will continue to retain the services of geologists and engineers to advise and assist us in the exploration of our acquired interest in mineral claims.

As part of the effort to raise additional funding for the Company, on June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  We received subscriptions for 92,000 shares worth proceeds of $62,560 under this private placement offering

In order to cover the costs of maintaining the Ruth Lake Property plus general operating expenses for the next twelve months, we will require additional funding.  We intend to raise the required funds by means of debt and/or equity funding. On April 16, 2009, our Board of Directors approved another private placement offering for 10,000,000 common shares of the Company at a price of $0.03 per share.  We anticipate raising up to $300,000 by means of this private placement offering.  The initial expiration date for this private placement was September 30, 2009, however, the expiration date was extended by our Board of Directors for a further period of 180 days.  The net proceeds received from the sale of the shares under this private placement will be used for mineral property maintenance, exploration and development, acquisition of interest(s) in mineral properties, legal and accounting fees; general and administrative expense, plus working capital.

In our efforts to further the exploration and development of our large tract of acquired mineral claims, we are continuously reviewing the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  This was the case in January, 2007, when Beeston entered into an agreement with Kranti, under which we granted that company an option to acquire a mineral claim comprising part of the Ruth Lake Property from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by Kranti, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

In September, 2009, the Company entered into agreements with USA Uranium Corp (“USAU”) and Mariposa Resources, Ltd. (“Mariposa”), both junior mining companies, under which we granted each company an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property through the payment to Beeston of common shares to be issued out of their respective treasuries and the performance of exploration work upon their respective optioned claims over a two year period.  Upon either company acquiring a fifty percent (50%) interest in their respective optioned mineral claims, either it or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   USAU and Mariposa will each be responsible for maintaining their respective optioned mineral claims in good standing.  The recent optioning of a portion of our mineral tenures not only provides the potential for generating operating funds through the sale of the common shares received as part of the consideration for the respective options granted to USAU and Mariposa, but will also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

We also anticipate that we will be able raise additional funding necessary through the sale of shares under our outstanding private placement offering to provide us with operating funds as well as funding for future exploration of the Ruth Lake Property.

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

A shareholder, Brian Smith, has also provided funding to Beeston in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  In consideration of Mr. Smith deferring payment of his various outstanding loans to the Company, on April 9, 2009, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $126,677.00 (U.S.) (the “U.S.$ Debenture”) and the other is for $125,100.00 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

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

In further consideration for Mr. Smith entering into the debenture agreements, the Company attached share purchase warrants to each of the debentures.  There are 6,333,850 share purchase warrants attached to the U.S.$ Debenture and 5,004,000 share purchase warrants attached to the CAD$ Debenture.  These share purchase warrants grant the holder, over the term of the debentures, the right to purchase one share of common stock of the Company for each share purchase warrant at a purchase price of $0.02(U.S.) per share under the U.S.$ Debenture and at a purchase price of $0.025(CAD) per share under the CAD$ Debenture.  To date, no debt has been converted to shares and no warrants have been exercised under either of these debentures.

On September 24, 2009, Beeston entered into an agreement with Mr. Smith amending both the US$ Debenture and the CAD$ Debenture issued to Mr. Smith.  In consideration of Mr. Smith agreeing, inter alia, to the subordination and release of his right to a first floating charge over the mineral claims optioned to each of USAU and Mariposa, respectively, upon either such company acquiring a fifty percent in and to their respective optioned mineral claims, the Company agreed to amend the provisions of the two convertible debentures issued to Mr. Smith by the Company by reducing the share conversion and share purchase warrant prices and increasing the number of share purchase warrants provided thereunder.  In the case of the US$ Debenture, the share conversion and share purchase warrant prices were reduced from $0.02(US) to $0.0075(US) and the number of share purchase warrants were increased from 6,333,850 to 16,890,267, and in the case of the CAD$ Debenture, the share conversion and share purchase warrant prices were reduce from $0.025(CND) to $0.008(CND) and the number of share purchase warrants were increased from 5,004,000 to 15,637,500.

Since the issue of the debentures, Mr. Smith has provided the Company with additional funding, again in the form of various non-interest demand loans, in the amount of $32,100 as of September 30, 2009.  We have no agreement with any of our officers and directors for the provision of additional funding.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of September 30, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from June 30, 2009 to September 30, 2009. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

November 23, 2009

/s/ Michael Upham

Date

MICHAEL UPHAM, PRESIDENT