Form 10-Q
period 2009-12-31
BEESTON ENTERPRISES LTD
filed 2010-03-31
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes  [X] No (Not required by smaller reporting company)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes     [ X ] No

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2009:  $ 583,420

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2009: 58,342,000

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

Our plan of operation, which is described in more detail under Item 7 herein, is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration.  All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper or gold.  There can be no determination that any commercially viable mineral deposits exist on any of our mining claims until the appropriate exploration work has been performed.

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

We have carried out exploration on both the Bluff Lake and Ruth Lake Properties. Based on the results of our initial exploration programs, management, in consultation with our geologist, Mr. Warner Gruenwald, had decided to proceed further with its exploration on both of these properties.  Phase two of the work program planned for the Bluff Lake Property was to have consisted of a $165,000 CAD exploration program involving trenching and drilling.  We had intended to carry out this exploration program in late spring 2008.  A smaller work program of approximately $35,000 CAD was also planned for the summer of 2008 on the Ruth Lake Property.  This exploration program was to have involved further soil and rock sampling.  However, we were unable to raise the necessary funds to cover the costs of these planned exploration programs.  As a result, we were unable to complete our exploration program on the Bluff Lake Property and subsequently turned the exploration program over to Candorado and terminated our option to purchase from Candorado.  We did not carry out any exploration program on the Ruth Lake Property in 2008 but have maintained our interest in these mineral claims by payment of the maintenance fees in cash in lieu of the conduct of exploration work.  In an effort to carry out exploration on the vast number of mining claims that comprise the Ruth Lake Property we have also entered into option agreements with other exploration stage mining companies which cover a large portion of these mining claims.  The particulars of these various option agreements are set forth under Item 2. Properties.   It is our intent to raise the funds necessary to continue our exploration of the Ruth Lake Property as well as to acquire additional mineral properties for the purpose of conducting exploration for gold deposits.

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

On January 18, 2007, Beeston entered into an agreement (the “Kranti Option Agreement”) with Kranti Resources, Inc., (“Kranti”) a start up mining company, whereby we granted Kranti an option to acquire one of the mining claims that comprise the Ruth Lake Property.  Kranti can acquire the mining claims by payment to Beeston of $20,000 U.S. at the time of entering into the Option Agreement plus carrying out an exploration program of $175,000 CAD over a period of four years.  In the event that Kranti acquires the mineral claim, it shall be required, upon it selling any minerals from the mineral claim, to pay a royalty of 2% of “net smelter returns”, as that term is defined in the Kranti Option Agreement, to Candorado (as a prior owner), which can be paid out for $1,000,000 CAD, and a further royalty of 2% of net smelter returns to Beeston, which can be paid out for $2,000,000 CAD.  Kranti will also be responsible for maintaining the mineral claim in good standing during the currency of the Kranti Option Agreement.  Kranti can terminate the Kranti Option Agreement upon thirty days notice and Beeston, upon notice of default of any obligations by Kranti, can terminate the Kranti Option Agreement if such default continues for thirty days.

Again, due to the labor shortages experienced in the industry in 2007, Kranti was delayed in obtaining the assay results of the soil and rock sampling it carried out under its exploration program on the mining claim optioned from the Company.  As a result, at the request of Kranti, we have extended the date for the completion of the exploration work required to be performed by Kranti within the first year of the Kranti Option Agreement.  The extension was for a reasonable short period of time and was sufficient to allow Kranti to obtain and report on its assay results.  Subsequent to December 31, 2008, Kranti requested a further extension of time for completion of the $25,000 exploration work that was required to be performed under the Kranti Option Agreement by January 18, 2009.  On January 16, 2009, Beeston entered into an agreement with Kranti extending the time period for the performance of this exploration work until June 30, 2009, in consideration of Kranti granting Beeston control over the allocation of the credits resulting from mineral exploration carried out by Kranti on the mining claim optioned from the Company. Beeston has subsequently granted Kranti a number of extensions for the completion of mineral exploration work within the time periods provided under the Kranti Option Agreement due to Kranti’s inability to raise funds.  On June 22, 2009, December 30, 2009, and most recently on February 11, 2010, Beeston entered into separate agreements with Kranti extending the date of completion of various expenditures required to be completed by Kranti under the terms of the Kranti Option Agreement in consideration of Kranti agreeing to various increases in the amount of expenditures to be incurred on exploration work under the Kranti Option Agreement totaling $100,000.  We anticipate that Kranti will be able to meet this exploration requirement within the current extended time periods.

On September 24, 2009, the Company entered into an agreement (the “USA Option Agreement”) with USA Uranium Corp. (“USA Uranium”) under which the Company granted USA Uranium an option to acquire an undivided 50% interest in nine mineral claims that are part of the Company’s Ruth Lake Property, which mineral claims total in excess of 4,300 hectares, in consideration of the issuance of 37,000,000 common shares of USA Uranium to the Company. These mineral claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000(CDN).  USA Uranium can earn an undivided 50% interest in these mineral claims by carrying out a $50,000 (CDN) exploration and development program on these mineral claims on or before September 24, 2010, plus an additional $250,000 (CDN) exploration and development program on these mineral claims on or before September 25, 2011.  In the event that USA Uranium acquires an interest in these mineral claims, the Company and USA Uranium have further agreed, at the request of either party, to negotiate a joint venture agreement for the further exploration and development of these mineral claims.

As part of the agreement between the Company and USA Uranium, on September 24, 2009, the Company entered into an agreement with Brian Smith, a shareholder of the Company, under which Mr. Smith agreed, inter alia, to subordinate, and upon USA Uranium acquiring an undivided 50% interest in the Claims, to release his right to a first floating charge over the assets of the Company granted under the two convertible debentures previously issued to Mr. Smith by the Company as it relates to the undivided 50% interest in the Claims to be acquired by USA

Uranium.  In consideration of Mr. Smith agreeing, inter alia, to the subordination and release of his right to a first floating charge as aforesaid, the Company agreed to amend the provisions of the two convertible debentures issued to Mr. Smith by the Company by reducing the share conversion and share purchase warrant prices and increasing the number of share purchase warrants provided thereunder.  In the case of the convertible debenture issued for US dollars, the share conversion and share purchase warrant prices were reduced from $0.02(US) to $0.0075(US) and the number of share purchase warrants were increased from 6,333,850 to 16,890,267, and in the case of the convertible debenture issued for CND dollars, the share conversion and share purchase warrant prices were reduce from $0.025(CND) to $0.008(CND) and the number of share purchase warrants were increased from 5,004,000 to 15,637,500.

On September 25, 2009, the Company entered into an agreement (the “Mariposa Option Agreement”) with Mariposa Resources, Ltd (“Mariposa”) under which the Company granted Mariposa an option to acquire an undivided 50% interest in eight mineral claims that are part of the Company’s Ruth Lake Property, which mineral claims total in excess of 3,900 hectares, in consideration of the issuance of 1,000,000 common shares of Mariposa to the Company within six months of the date of signing of the agreement. These mineral claims are subject to a two percent net smelter royalty, which can be paid out for the sum of $1,000,000(CDN).  Mariposa can earn an undivided 50% interest in these mineral claims by carrying out a $50,000 (CDN) exploration and development program on these mineral claims on or before September 25, 2010 plus an additional $200,000 (CDN) exploration and development program on these mineral claims on or before September 25, 2011.  In the event that Mariposa acquires an interest in these mineral claims, the Company and Mariposa have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of these mineral claims.

As part of the agreement between the Company and Mariposa, on September 24, 2009, the Company entered into an agreement with Brian Smith, a shareholder of the Company, under which Mr. Smith agreed, inter alia, to subordinate, and upon Mariposa acquiring an undivided 50% interest in the Claims, to release, his right to a first floating charge over the assets of the Company granted under the two convertible debentures previously issued to Mr. Smith by the Company as it relates to the undivided 50% interest in the Claims to be acquired by Mariposa.  In consideration of Mr. Smith agreeing, inter alia, to the subordination and release of his right to a first floating charge as aforesaid, the Company agreed to amend the provisions of the two convertible debentures issued to Mr. Smith by the Company by reducing the share conversion and share purchase warrant prices and increasing the number of share purchase warrants provided thereunder.  In the case of the convertible debenture issued for US dollars, the share conversion and share purchase warrant prices were reduced from $0.02(US) to $0.0075(US) and the number of share purchase warrants were increased from 6,333,850 to 16,890,267, and in the case of the convertible debenture issued for CND dollars, the share conversion and share purchase warrant prices were reduce from $0.025(CND) to $0.008(CND) and the number of share purchase warrants were increased from 5,004,000 to 15,637,500.

In Canada, all lands and minerals initially rest in the Federal and Provincial Governments in the name of Her Majesty, and the rights to the lands and minerals have been acquired by private individuals under Crown Grants.  Early in the history of Canada the practice of reserving the minerals from the Crown Grants of land became an established practice and eventually this practice became law under legislation.  The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown Grants.  Under the Canadian Constitution, minerals located within a province vest in that province.  In the case of our interests in mineral properties, that is the Province of British Columbia.

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

At such time as the exploration and development carried out upon a mineral claim has progressed to the stage of a mineable mineral deposit, the mineral claim holder can apply to the Miners Titles Office for the grant of a lease of the property comprising the area of the mineral deposit find.  Mineral leases can be up to a 30 year term, and are renewable.  A mining lease increases the mineral claim holders rights in the land contained in the mineral claim and is considered an interest in the land.

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

The Ruth Lake Property is situated within the geological Quesnel Terrane, also known as the Quesnel Trough.  This geological area hosts the Mount Polley, Mount Milligan and Lorraine alkalic copper gold deposits to the north of our properties and the Rayfield River, Afton-Ajax and Copper Mountain mineral deposits to the south.  The GWR Resources Inc. Lac La Hache property is within approximately 5 kilometers to the west of our Ruth Lake Property.

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

Quarter Ending	High	Low
12/31/2009	$0.02	$0.01
9/30/2009	$0.02	$0.01
6/31/2009	$0.05	$0.02
3/31/2009	$0.06	$0.02
12/31/2008	$0.10	$0.015
9/30/2008	$0.17	$0.05
6/31/2008	$0.19	$0.17
3/31/2008	$0.40	$0.10
12/31/2007	$0.80	$0.13
09/30/2007	$0.85	$0.35
06/30/2007	$0.95	$0.30
03/31/2007	$1.00	$0.46

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 500,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company’s previously filed SB-2.  As of December 31, 2009, the Company had 58,342,000 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2009, 16,890,267 share purchase warrants, having a share purchase price of $0.0075(U.S.), were outstanding under a convertible debenture issued on April 9, 2009 and 15,637,500 share purchase warrants, having a share purchase price of $0.008(CAD), were outstanding under a convertible debenture also issued on April 9, 2009.  See Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations for details.

Share Purchase Option

At December 31, 2009, all or part of the debt of  $126,677(U.S.) under a convertible debenture issued on April 9, 2009 can be converted into common stock of the Company at a conversion rate of $0.0075(U.S.) per share, at the option of the holder of the convertible debenture, and the Company can , at its option, convert all or part of the interest payable under this convertible debenture into common stock of the Company at the same conversion rate as for this debt.  In addition, all or part of the debt of $125,100(CAD) under a convertible debenture issued on April 9, 2009 can be converted into common stock of the Company at a conversion rate of $0.008(CAD) per share, at the option of the holder of the convertible debenture, and the Company can, at its option, convert all or part of the interest payable under this convertible debenture at the same conversion rate as for this debt.  No share conversion options were exercised as of December 31, 2009.  See Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations for details.

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

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we were able to enter into another agreement under which we were granted an option to acquire an interest in certain mineral claims, referred to collectively as the “Bluff Lake Property”, that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this Option Agreement, we could obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement could then require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture. The Option Agreement relating to option of the Bluff

Lake Property and the Mineral Claim Purchase Agreement for the acquisition of the Ruth Lake Property, are described in more detail in Item 2 Properties.

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties, however, most power requirements can be provided by the use of on site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that may be needed to conduct exploration as well as skilled manpower to conduct exploration.

As our directors and officers have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating mining properties, we need to retain the services of various professionals and technicians in the mining industry to provide such expertise.  Accordingly, we have, and will continue to, retain the services of geologists and engineers to advise and assist us in the exploration of our acquired interest in mineral claims.

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

The mining industry in British Columbia is well regulated.  We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia specifically.  The early stages of exploration can generally be carried out without any permitting or notification to any government body or agency as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (“BCDM”).  In the more advanced stages of exploration involving mechanized trenching or diamond drilling – a Plan of Operation will need to be filed with the BCDM.  This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling.  A bond will also have to be obtained in the amount of the cost of reclaiming the anticipated surface disturbance.  Usually the reclamation process entails filling in and smoothing the surface of trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.  We were required to make a $2,500 CAD security deposit under the permit we applied for and obtained in regard to the exploration work planned for the phase two of our exploration program on the Bluff Lake Property.  In the event any trees larger than six inches in diameter need to be cut down, a permit will also have to be obtained from the British Columbia Ministry of Forests.  The cost of obtaining the BCDM or Forestry permits is nominal (less than $100 CAD).  The bond required by the BCMD is returned (with interest) upon proper clean up of the exploration site.  In the event that a mineral exploration program should evolve to the point where its purpose is the determination of the existence of a commercially viable mineral deposit, various other government acts, regulation and rules come into effect.  None of the exploration programs carried out on our properties to date have had any such purpose.  All exploration activity in British Columbia must be carried out in compliance with the Health, Safety and Reclamation Code for Mines in British Columbia.

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

Following the release of the previously mentioned airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Shives was also retained to conduct a detailed review of the newly acquired airborne geophysical data for the property.  The geophysical review identified five target areas worthy of investigation for alkalic cooper-gold porphyry deposits.  Each target area was then explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD exploration program was planned for the Ruth Lake Property for the summer of 2008.  However, due to a lack of funding, this exploration program was initially postponed until the following year. As a result of the optioning of most of the Ruth Lake Property in 2009, exploration by the Company on the Ruth Lake Property has now been postponed pending the outcome of any exploration carried out on the Ruth Lake Property under these option agreements.

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

Since the delay in commencing our work program planned for the Ruth Lake Property for 2008, we have maintained our interest in this property to date by paying the monthly cash in lieu of exploration and development work required to keep the property in good standing.  As a result of our optioning most of the mineral claims comprising the Ruth Lake Property to two junior mining companies in 2009, the optionees under these two option agreements are now responsible for maintaining these mining claims in good standing.  To the extent required, it is our intention to continue to make the monthly maintenance payments for any mineral claim that is not part of the two option agreements.

In order to cover the maintenance costs for the Ruth Lake Property plus general operating expenses, we will require funding of approximately $75,000 CAD for the next twelve month period.  We are also continuing our efforts to acquire additional mining properties or the right to acquire an interest in additional mining properties.  We also hope to raise an additional $225,000 CAD to facilitate the acquisition of additional mining properties or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties.  We intend to raise the required funds by means of the sale of securities currently held by the Company, upon these securities becoming tradable, as well as by debt and/or equity funding.

From time to time, our officers and directors have loaned us the funds necessary to acquire out interests in the mineral properties and to cover our ongoing operating expenses.  One of our shareholders, Brian Smith, has provided funding to Beeston in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  In consideration of Mr. Smith deferring payment of his various outstanding loans to the Company, on April 9, 2009, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $126,677.00 (U.S.) (the “U.S.$ Debenture”) and the other is for $125,100.00 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

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

On September 24, 2009, Beeston entered into an agreement with Mr. Smith amending both the US$ Debenture and the CAD$ Debenture issued to Mr. Smith.  In consideration of Mr. Smith agreeing, inter alia, to the subordination and release of his right to a first floating charge over the mineral claims optioned to each of USA Uranium and Mariposa, respectively, upon either such company acquiring a fifty percent in and to their respective optioned mineral claims, the Company agreed to amend the provisions of the two convertible debentures issued to Mr. Smith by the Company by reducing the share conversion and share purchase warrant prices and increasing the number of share purchase warrants provided thereunder.  In the case of the US$ Debenture, the share conversion and share purchase warrant prices were reduced from $0.02(US) to $0.0075(US) and the number of share purchase warrants were increased from 6,333,850 to 16,890,267, and in the case of the CAD$ Debenture, the share conversion and share purchase warrant prices were reduce from $0.025(CND) to $0.008(CND) and the number of share purchase warrants were increased from 5,004,000 to 15,637,500. The September 24, 2009 transaction increasing the number of warrants was considered a substantial modification of the debt agreement and accordingly a loss of extinguishment of debt of $344,026 was recorded.

Since the issue of the debentures, Mr. Smith has provided the Company with additional funding, again in the form of various non-interest demand loans, in the amount of $80,954 as of

December 31, 2009.  We have no agreement with any of our officers and directors for the provision of additional funding.

We have also undertaken various private placements for the sale of additional shares in the Company.  On June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We had anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  As of the date of termination, we had received subscriptions for 92,000 shares worth proceeds of $62,560.  On April 16, 2009, our Board of Directors approved another private placement offering for 10,000,000 common shares of the Company at a price of $0.03 per share.  We anticipate raising up to $300,000 by means of this private placement offering.  The initial expiration date for this private placement was September 30, 2009, however, the expiration date was extended by our Board of Directors for a further period of 180 days.

In our efforts to further the exploration and development of our large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  As of this date, we have managed to option out a large portion of the numerous mineral claims that comprise the Ruth Lake Property.  The optioning of these mineral claims has not only provided for the maintenance and the further exploration and development of these mineral claims, but in some cases, has also provided us with operating funds in the form of cash, and in other cases, has provided us with a potential source of operating funds in the form of securities issued to Beeston by the optioning companies.

In January, 2007, Beeston entered into an agreement with Kranti, under which we granted that company an option to acquire a mineral claim comprising part of the Ruth Lake Property from by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by Kranti, it will be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.  Kranti is also required to keep the mineral claim in good standing during the option period.  The Kranti Option Agreement is described in more detail in Item 2 Properties.

In September, 2009, the Company entered into separate agreements with USA Uranium and Mariposa, both junior mining companies, under which we granted each company an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property through the payment to Beeston of common shares to be issued out of their respective treasuries and the performance of exploration work upon their respective optioned claims over a two year period.  Upon either company acquiring a fifty percent (50%) interest in their respective optioned mineral claims, either it or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture. USAU and Mariposa will each be responsible for maintaining their respective optioned mineral claims in good standing.  To the extent that either USA Uranium or Mariposa fail to maintain these optioned mineral claims in good standing, under the terms of the aforesaid option agreements, Beeston can pay the appropriate mineral claims maintenance fees required to keep these optioned mineral claims in good standing and such payments will be deemed to be loans made by Beeston to either USA Uranium or Mariposa, as the case may be, which loan will be repayable immediately. As of December 31, 2009, USA Uranium and Mariposa are indebted to the Company in the amounts of $4,902 and $4,442, respectively.  The USA Option Agreement and the Mariposa Option Agreement are described in more detail in Item 2. Properties.

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

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

             PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRMS

1 – 4

Financial Statements

Balance sheets

as of December 31, 2009 and 2008

5

Statements of operations for the Years Ended December 31, 2009 and 2008 with Cumulative Totals Since Inception

6

Statement of Changes in Stockholders’ Equity (Deficit) for the Period

July 12, 1999 (Inception) to December 31, 2009

7

Statements of Cash Flows for the Years Ended December 31, 2009

and 2008 with Cumulative Totals Since Inception

8

Notes to financial statements

9 – 19

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beeston Enterprises Ltd

Miami, Florida

We have audited the accompanying balance sheet of Beeston Enterprises Ltd. as of December 31, 2009, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Beeston Enterprises Ltd. as of December 31, 2008, and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements, dated March 30, 2009.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beeston Enterprises Ltd. as of December 31, 2009, and the results of its operations and its cash flows for each the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FRIEDMAN LLP

March 30, 2010

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

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 30, 2009

The report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Current Assets
Cash and cash equivalents	$ 6,183	$ 70
Accounts receivable	9,344	-
Prepaid expenses and deposits	3,241	2,683
Prepaid consulting	49,440	-
Securities	315,000	-

Total Current Assets	383,208	2,753

TOTAL ASSETS	$ 383,208	$ 2,753

LIABILITIES AND STOCKHOLDERS' EQUITY OR (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 13,500	$ 26,164
Notes payable to stockholders	80,954	187,053
Option liability	49,440	-
Convertible debentures	227,670	-
Total Current Liabilities	371,564	213,217

Total Liabilities	371,564	213,217

STOCKHOLDERS' EQUITY OR (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
58,342,000 shares issued and outstanding	58,342	58,342
Additional paid-in capital	548,261	135,279
Other accumulated comprehensive gain	202,342	12,539
Deficit accumulated during the development and exploration stages	(797,301)	(416,624)

Total Stockholders' Equity or (Deficit)	11,644	(210,464)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY OR (DEFICIT)	$ 383,208	$ 2,753

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2009	2008	December 31, 2009
REVENUE
Sale of mining claims	$ 103,600	$ -	$ 126,889

OPERATING EXPENSES
Speculative mining expenses	22,398	154,503	360,218
Consulting	37,166	-	37,165
Professional fees	34,302	26,015	174,410
Administrative expenses	20,737	13,537	104,177
Depreciation	-	-	3,806
Total Operating Expenses	114,603	194,055	679,776

LOSS BEFORE OTHER INCOME AND (EXPENSE)	(11,003)	(194,055)	(552,887)

OTHER INCOME AND (EXPENSE)
Interest, net	(25,648)	(11,565)	(36,633)
Loss from debt extinguishment	(344,026)	-	(344,026)
Release of exploration cost liability	-	136,245	136,245
Total Other Income and (Expense)	(369,674)	124,680	(244,414)

LOSS BEFORE PROVISION FOR INCOME
TAXES	(380,677)	(69,375)	(797,301)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (380,677)	$ (69,375)	$ (797,301)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	58,342,000	58,294,110

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY OR (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity or
				hensive Income	ploration stages	(Deficit)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss for the period	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss for the year	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss for the year	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss for the year	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss for the year	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss for the year	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss for the year	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss for the year	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss for the year	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss for the year	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss for the year	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income or (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	$ 58,342	$ 548,261	$ 202,342	$ (797,301)	$ 11,644

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (380,677)	$ (69,375)	$ (797,301)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	-	-	3,806
Mineral rights for stock	(103,600)	-	(103,600)
Amortization of prepaid consulting	24,720	-	24,720
Loss on debt extinguishment	344,026	-	344,026
Gain (loss) on foreign currency translations	(21,597)	20,690	(9,058)
Interest forgiven by shareholder	4,434	11,188	25,045
Interest on convertible debentures	21,584	-	21,584
Release of exploration cost liability	-	(136,245)	-
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(558)	778	(3,241)
(Increase) in mining expense reimbursements due	(9,344)	-	(9,344)
Increase (decrease) in accounts payable and
accrued expenses	(12,664)	144,122	13,500
Total adjustments	247,001	40,533	307,438

Net cash provided by (used in) operating activities	(133,676)	(28,842)	(489,863)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of office equipment	-	-	(3,806)

Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes and loans payable to stockholders	139,789	23,074	326,842

Net cash provided by financing activities	139,789	23,074	499,852

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	6,113	(5,768)	6,183

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	70	5,838	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 6,183	$ 70	$ 6,183

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 4,434	$ 11,188	$ 25,045
Conversion of notes payable into convertible debentures	$ 206,898	$ -	$ 206,898
Conversion of loans payable into convertible debentures	$ 20,772	$ -	$ 20,772
Options issued for prepaid consulting services	$ 74,160	$ -	$ 74,160
Warrants issued as part of convertible debentures	$ 383,828	$ -	$ 383,828

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 –

NATURE OF ORGANIZATION

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada. At present, we are an exploration stage company.  An exploration stage company is engaged in the search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.  We currently own a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the “Ruth Lake Property” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  We had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometers to the North West of our “Ruth Lake Property”.  Our interests in the Ruth Lake Property and the Bluff Lake Property were both acquired from Candorado Operating Company Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol “CDO”). We recently terminated our option to purchase the Bluff Lake Property and are currently considering the acquisition of additional mineral properties.

NOTE 2 –

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

Start-up Costs

In accordance with the FASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 2 –

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Property and Equipment

The cost of office computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned, the useful life being used is 60 months.  Repairs that substantially extend the life of the asset are capitalized and those that do not are charged to operations.  Depreciation expense for the years ended December 31, 2009 and 2008 was $0.

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

	YEARS ENDED
	DECEMBER 31,
	2009	2008

Net loss	$ (173,880)	$ (69,375)

Weighted average common shares
outstanding (Basic)	58,342,000	58,294,110
Bond conversion	32,527,767	-
Warrants	32,527,767	-
Options	7,000,000	-
Exclusions as anti-dilutive	(72,055,534)	-

Weighted average common shares
outstanding (Diluted)	58,342,000	58,294,110

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 2 –

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

Currency Risk and Foreign Currency Translations

The Company has assets and debt to stockholders on notes denominated in Canadian currency.  In accordance with pre-codification FASB 52, “Foreign Currency Translation,” the functional currency of the Company is United States currency, requiring periodic conversion at exchange rates as of the report date.  The Company has reported its gain or loss on foreign currency translation in its statement of Other Accumulated Comprehensive Income or (Loss) due to these translation adjustments.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of thed Codification and, accordingly, the change did not impact our financial statements.  The ASC does not change the way the guidance is organized and presented.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 2 –

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards (Continued)

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

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  Aside from Note 11, below, addressing fair value measurements, these updates have no applicability to the Company or their effect on the financial statements would not have been significant.

In December of 2009, the FASB issued ASU 2009-16, “Transfers and Servicing,” (Topic 860): “Accounting for Transfers of Financial Assets.”  This Update amends the FASB Accounting Standards Codification for Statement 166  Also in December of 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This Update  amends the FASB Accounting Standards Codification for Statement 166.  Neither of these updates has any current applicability to the Company’s financial reporting.

NOTE 3-

PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At December 31, 2009 and 2008 deferred tax assets consist of the following:

	2009	2008

Section 195 start-up costs	177,601	124,987

Less: valuation allowance	(177,601)	(124,987)

Net deferred tax assets	-	-

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3-

PROVISION FOR INCOME TAXES (continued)

At December 31, 2009 and 2008 the Company had accumulated deficits of $797,301 and $416,624, respectively, during the development and exploration stages to offset future taxable income through 2021.  The Company has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 4 -

NOTES PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes or loans payable to stockholders of the Company.  The notes are payable on demand and are non- interest bearing.  The total of these notes and loans as of December 31, 2009 and 2008 was $80,954 and $187,053, respectively.

Interest on notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.  No interest is imputed on unsecured loans payable to the stockholder.

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

On September 24, 2009, in consideration for the holder to surrender his “floating charge” in order to facilitate the granting of option rights on the mineral properties, the conversion rate on the debentures was changed to $0.0075 (US) for the USD-denominated debentures and $0.008 (CAD) for the CAD-denominated debentures.  Thus the potential shares on conversion were increased from 6,333,850 to 16,890,267 for the USD-denominated debentures and from 5,004,000 to 15,637,500 for the CAD-denominated debentures.  The fair market value of the convertible debentures as of December 31, 2009, including accrued interest, was $267,472 before an unamortized debt discount of $245,099, yielding a $22,373 value of convertible debentures net of debt discount.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 5 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS (continued)

Attached to each debenture are warrants to purchase additional shares at the same prices specified for the conversion options.  There were 6,332,850 share purchase warrants which increased to 16,890,267 attached to the USD debenture and 5,004,000 share purchase warrants which increased to 15,637,500 attached to the CAD debenture due to the substantial modification noted above.  The Company calculated the value of the warrants as of December 31, 2009, using the Black-Scholes model.  The September 24, 2009 transaction increasing the number of warrants was considered a substantial modification of the debt agreement and accordingly a loss of extinguishment of debt of $344,026 was recorded.

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at $.04 per share with the timing of purchases based on the stock price as specified in the Agreement.  The options were valued using the Black-Scholes model and as of December 31, 2009 the value of the options was $49,440.  The Company recorded a prepaid consulting asset and a corresponding option liability in its financial records.  Over the two-year term of the options, the prepaid consulting balance will be amortized into consulting expense.

NOTE 6 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  These on-going payments are recognized as speculative mining expenses.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD (currently $476,463 USD) or eliminated entirely by payment of $1,000,000 CAD (currently $952,925 USD).

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 6 -

PURCHASE OF MINERAL CLAIMS (continued)

On December 15, 2006 the Company made an initial payment of $5,000 CAD, recognized as $4,338 USD, to acquire an option to purchase an interest in three additional speculative claims.  The Company could acquire a 50% interest in the three mineral properties by paying $45,000 CAD on or before January 31, 2007 plus carrying out a $200,000 CAD exploration and development program by December 15, 2007.  The due date was extended by contract to June 30, 2008 and, on June 24, 2008 extended to September 30, 2008.  The Company could also acquire an additional 10% interest in the claims by carrying out an additional $250,000 CAD exploration and development program, initially by December 15, 2008 and on June 24, 2008 extended to December 31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD, on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination agreement, the vendor of the claims agreed to assume liability for exploration costs incurred on the property but unpaid as of the termination date.  As of October 3, 2008 the Company had incurred unpaid mining expenses of $139,016 CAD, recognized and accrued as $136,245 USD.  The value of the Vendor’s assumption of liability was $136,245 USD on October 3, 2008.

NOTE 7 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.  The optionee failed to meet the second anniversary schedule so the Company amended the agreement on January 16, 2009 to allow the optionee an extension of time to June 30, 2009 to meet the annual obligation.  On June 22, 2009 the Company entered into a Second Amending Agreement which extends the annual obligation for exploration work to December 31, 2009.  In consideration for the extension the obligation for exploration work is increased by a total of $50,000 CAD.  On December 30, 2009 the Company and the optionee entered into a Third Amending Agreement extending the due date for completion of the third year obligation to June 30, 2010 and increasing the exploration work obligation by another $25,000 CAD for a total commitment of $250,000 CAD (currently $238,231 USD).

The Company executed a Fourth Amending Agreement dated February 11, 2010 extending the due date for the work in default to December 31, 2010.  In consideration for the extension the optionee is required to complete an additional $25,000 CAD in exploration and development work or payments in lieu of work, bringing the total commitment to $275,000 CAD (currently $256,961 USD).

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 7 -

SALE OF MINERAL RIGHTS (continued)

On September 24, 2009 the Company entered into an option agreement where, for consideration in the form of stock in the optionee company, valued at $103,600 on September 24, 2009, reported as a sale of mining claims, the optionee has the right to explore and develop nine claims and to acquire a 50% interest in the claims.  If the option is exercised, the optionee and the Company may enter into a joint venture for exploration and development.  If the option is exercised the optionee grants to the Company a 2% net smelter royalty which can be paid out for $1,000,000 CAD ($952,925 USD as of December 31, 2009).  The optionee must carry out a $50,000 CAD exploration and development program on the claims by September 24, 2010 and an additional $250,000 CAD exploration and development program by September 24, 2011.  If the optionee, having exercised the option, were to fail to meet the maintenance requirement on the claims, the Company must meet the requirement and recover from the optionee.  As of December 31, 2009 the Company recorded a receivable of $4,902 due from the optionee for reimbursement of payments in lieu of work on the claims.

As of December 31, 2009 the shares received for the option agreement had a market value of $629,000. Since the shares were restricted as of December 31, 2009, and the subsequent price drops of the stock, the value was reduced by 50% to $315,000. The shares were restricted from trading until March 24, 2010.  On March 29, 2009, these shares had a fair value of $185,000.

On September 25, 2009 the Company entered into an agreement where, for consideration in the form of stock, payable within six months of the date of signing the agreement, the optionee has the right to explore, develop, and acquire a 50% interest in eight of the Company’s mineral claims.  The optionee and the Company may negotiate a joint venture agreement for further exploration and development.  Upon exercise of the option, the optionee is obligated to pay a 2% royalty on net smelter returns which can be paid out for $1,000,000 CAD ($952,925 USD as of December 31, 2009).  The optionee is also obligated to carry out a $50,000 CAD (currently $47,646 USD) exploration and development program on or before September 25, 2010 and an additional $200,000 CAD exploration and development program by September 25, 2011.  If the optionee fails to meet the maintenance requirement, the Company may make the necessary payments and recover from the optionee.  As of December 31, 2009 the Company recorded a receivable of $4,442 from the optionee for reimbursements due.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 8 -

STOCKHOLDERS’ EQUITY OR (DEFICIT)

Common Stock

As of December 31, 2009 and 2008, the Company has 500,000,000 shares of common stock authorized and 58,342,000 shares issued and outstanding.

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

On April 16, 2009 the Directors authorized a Private Placement Memorandum for sale of a maximum of 10,000,000 shares at a price of $.03 USD per share.  The original expiration date of the offering, September 30, 2009 was extended by management on September 29, 2009 for a further 180 days to March 31, 2010.

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

The Company’s future success is dependent upon its ability to achieve profitable operations and management states that they are confident that they can improve operations and raise the appropriate funds needed. There is no guarantee whether the Company will be able to generate enough revenue and or raise capital to support these operations.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 10 -

GOING CONCERN (CONTINUED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ 6,183 $ - $ - $ 6,183
Securities 315,000 - - 315,000 Total Assets 321,183 - - 321,183
===== ====== == ======
Liabilities

Convertible
Debentures - 227,670 - 227,670
Total Liabilities - 227,670 - 227,670
===== ====== == ======

18

BEESTON ENTERPRISES LTD.

(AN EXPLORATION COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 12 -

SUBSEQUENT EVENTS

On March 24, 2010, the Option Agreement between the Company and Mariposa Resources, Ltd., has been extended to June 24, 2010, as Mariposa requested an extension of time to issue the 1,000,000 common shares of its stock to the Company as provided under the Agreement. Under the Agreement, the Company granted Mariposa the right to explore and develop a certain mineral property located in the Clinton Mining Division of British Columbia, Canada, and if Mariposa so elects, to acquire an undivided 50% interest in and to the property from the Company as set forth under the Agreement.

The Company considered all subsequent events through March 30, 2010, the date the financial statements were available to be issued.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of December 31, 2009, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

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

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2009, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Michael Upham	54	Director, President, Secretary, Treasurer, CEO, CFO	June/July,2009

Michael Upham

Michael Upham was appointed a member of the Board of Director on June 10, 2009 and the president, secretary, treasurer, chief executive officer and chief financial officer of the Company on July 1, 2009.  Mr. Upham was a past director of Beeston Enterprises Ltd., a position he held from September 1999 to May 2005, when he resigned to become an officer and director of Okana Ventures, Inc., a development stage company, which positions he still holds.  Mr. Upham has been in the retail sales and marketing sector for over 35 years.  He was manager of Jack Fraser’s, a Canadian men’s clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977.  In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985.  In 1986, he became district sales manager for Playtex Canada Ltd.  Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he held until his retirement in 2009.  Mr. Upham is prepared to devote 20% of his time, or approximately eight hours per week, to our operations.

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

Compliance with Section 16(a) of the Exchange Act.

The Company is not aware of a director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

Code of Ethics

Beeston has not adopted a Code of Ethics at this time.

ITEM 11.  EXECUTIVE COMPENSATION.

(a) Mr. Upham received directors fees totaling $12,000 during the period of June15, 2009 to December 15, 2009.  No officer or director of Beeston received any remuneration in the form of salaries and/or allowances during 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, Beeston had no compensation plans in effect under which equity securities are authorized for issuance.

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
N/A

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

2009:

$17,000

2008:

$13,500

2.

Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2009:

$6,200

2008:

$4,850

3.

Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2009:

$0

2008:

$0

4.

All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2009:

$0

2008:

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

BEESTON ENTERPRISES LTD.

Date:    March 31, 2010

          /s/ Michael Upham

        __________________________

            Michael Upham,

            President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Upham
Michael Upham,
President, Treasurer, CEO, CFO, Director
Date: March 31, 2010