Form 10-Q
period 2010-03-31
BEESTON ENTERPRISES LTD
filed 2010-05-21
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to  [ X].such filing requirements for the past 90 days. Yes [X]       No   [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such file).  Yes  [  ]    No  [  ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “an accelerated filer”, “a non-accelerated filer”, and “smaller reporting company: in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2010, the Company had 94,773,093 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010 AND 2009

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of March 31, 2010 and December 31, 2009        1

Condensed Statements of Operations and Comprehensive Loss for the

        Three Months Ended March 31, 2010 and 2009 with Cumulative

        Totals Since Inception                                                                                       2

Condensed Statements of Cash Flows for the Three Months

   Ended March 31, 2010 and 2009 with Cumulative Totals Since Inception      3

Notes to Condensed Financial Statements                                                           4-13

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)

Current Assets
Cash and cash equivalents	$ 840	$ 6,183
Accounts receivable	18,411	9,344
Prepaid expenses and deposits	3,337	3,241
Prepaid consulting	40,170	49,440
Securities	111,000	315,000

Total Current Assets	173,758	383,208

TOTAL ASSETS	$ 173,758	$ 383,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 11,260	$ 13,500
Notes and loans payable to stockholder	97,049	80,954
Option liability	40,170	49,440
Convertible debentures	238,893	227,670

Total Current Liabilities	387,372	371,564

Total Liabilities	387,372	371,564

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
58,342,000 shares issued and outstanding	58,342	58,342
Additional paid-in capital	558,424	548,261
Accumulated other comprehensive income (loss)	(6,102)	202,342
Deficit accumulated during the development and exploration stages	(824,278)	(797,301)

Total Stockholders' Equity (Deficit)	(213,614)	11,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 173,758	$ 383,208

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2010	2009	to March 31, 2010

REVENUE
Sale of mining claims	$ -	$ -	$ 126,889

OPERATING EXPENSES
Speculative mining expenses	492	5,754	360,710
Consulting	9,270	11,162	46,435
Professional fees	8,523	5,315	182,933
Administrative expenses	473	827	104,650
Depreciation	-	-	3,806
Total Operating Expenses	18,758	23,058	698,534

LOSS BEFORE OTHER INCOME (EXPENSE)	(18,758)	(23,058)	(571,645)

OTHER INCOME (EXPENSE)
Interest, net	(8,219)	(3,072)	(44,852)
Loss from debt extinguishment	-	-	(344,026)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(8,219)	(3,072)	(252,633)

NET LOSS APPLICABLE TO COMMON SHARES	$ (26,977)	$ (26,130)	$ (824,278)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on securities	(204,000)	-	7,400
Cumulative currency translation adjustment	(4,444)	(528)	(13,502)
Total Other Comprehensive (Loss)	(208,444)	(528)	(6,102)

COMPREHENSIVE LOSS	$ (235,421)	$ (26,658)	$ (830,380)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	58,342,000	58,342,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2010	2009	to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,977)	$ (26,130)	$ (824,278)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	-	3,806
Mineral rights for stock	-	-	(103,600)
Amortization of prepaid consulting	9,270	-	33,990
Loss on foreign currency translation of cash items	(911)	(528)	(9,968)
Interest forgiven by shareholder	892	2,917	25,937
Interest on convertible debentures	7,690	-	29,274
Loss from debt extinguishment	-	-	344,026
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and deposits	(96)	64	(3,337)
(Increase) in accounts receivable	(9,067)	-	(18,411)
Increase (decrease) in accounts payable and
accrued expenses	(2,239)	7,391	11,260
Total adjustments	5,539	9,844	312,977
Net cash (used in) operating activities	(21,438)	(16,286)	(511,301)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes and loans payable to stockholder	16,095	17,128	342,937
Net cash provided by financing activities	16,095	17,128	515,947

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,343)	842	840

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,183	70	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 840	$ 912	$ 840

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 892	$ 2,917	$ 25,937
Securities received for sale of mining rights	$ -	$ -	$ 111,000
Conversion of notes payable into convertible debentures	$ -	$ -	$ 206,898
Conversion of loans payable into convertible debentures	$ -	$ -	$ 20,772
Options issued for consulting services, net of amortization	$ -	$ -	$ 40,170
Warrants issued as part of convertible debentures	$ -	$ -	$ 383,828

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, we are an exploration stage company.  An exploration stage company is engaged in the search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.  We currently own a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the “Ruth Lake Property” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  We had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property,” located approximately 8 kilometers to the North West of our Ruth Lake Property.  Our interests in the Ruth Lake Property and the Bluff Lake Property were both acquired from Candorado Operating Company, Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol “CDO”).  We recently terminated our option to purchase the Bluff Lake Property and are currently considering the acquisition of additional mineral properties.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net (Loss) Per Share of Common Stock

All dilutive securities were not included in the calculation of dilutive earnings per share because, when the Company has incurred a loss from operations, the effect would be anti-dilutive.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In January of 2010 the FASB issued seven Accounting Standards Updates (“ASU”s).  2010-01, Equity (Topic 505), standardizes the treatment of the stock portion of a distribution of stock and cash as stock issuance, eliminating the practice of treating such stock issuance as stock dividends.  2010-02, Consolidation (Topic 810), clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary.  2010-03, Extractive Activities, Oil and Gas (Topic 932), deals with reserve estimation and disclosures.  2010-04 covers technical corrections to SEC paragraphs in the Codification.  2010-05, Stock Compensation (Topic 718), covers escrowed share arrangements and presumption of compensation.  2010-06, Fair Value Measurements and Disclosures (Topic 820), improves disclosure by requiring that:  (a) significant transfers in and out of levels 1 and 2 should be reported for each class of assets and liabilities; (b) level 2 and 3 inputs and valuation techniques should be disclosed; and (c) purchases, sales, issuance, and settlements should be reported separately for level 3 assets and liabilities..  2010-07 applies to mergers and acquisitions of not-for-profit entities.  None of these updates has any current applicability to the Company’s financial reporting.

In February of 2010 the FASB issued three ASUs.  2010-08 contains technical corrections clarifying guidance on embedded derivatives and hedging.  2010-10, Consolidation (Topic 810) contains amendments for certain investment funds.  Neither of these ASU’s has any current applicability to the Company’s financial reporting.  2010-09, Subsequent Events (Topic 855), however, was adopted by the Company immediately.  2010-09 requires that SEC filers, along with certain bond obligors, are required to evaluate subsequent events through the date that financial statements are issued but are not required to disclose the date through which subsequent events have been evaluated.

In March of 2010 the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which contains a scope exception related to embedded credit derivatives.  2010-11 has no current applicability to the Company’s financial reporting.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -

NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company and as unsecured loans.  The notes are payable on demand and are non- interest bearing.  The total of these notes and loans as of March 31, 2010 and December 31, 2009 was $97,049 and $80,954, respectively, after replacement of notes and loans of $227,670 with convertible debentures. explained below, on April 9, 2009.

Interest on notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

NOTE 4 -

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

On September 24, 2009, in consideration for the holder to surrender his “floating charge” in order to facilitate the granting of option rights on the mineral properties, the conversion rate on the debentures was changed to $0.0075 (US) for the USD-denominated debentures and $0.008 (CAD) for the CAD-denominated debentures.  Thus the potential shares on conversion were increased from 6,333,850 to 16,890,267 for the USD-denominated debentures and from 5,004,000 to 15,637,500 for the CAD-denominated debentures.  The fair market value of the convertible debentures as of March 31, 2010 was $231,203.  Accrued interest of $7,690 brought the total value of convertible debentures to $238,893.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS

(CONTINUED)

Attached to each debenture are warrants to purchase additional shares at the same prices specified for the conversion options.  There were 6,332,850 share purchase warrants which increased to 16,890,267 attached to the USD debenture and 5,004,000 share purchase warrants which increased to 15,637,500 attached to the CAD debenture due to the substantial modification noted above.  The Company calculated the value of the warrants as of March 31, 2010 as $383,828 using the Black-Scholes model.  The September 24, 2009 transaction increasing the number of warrants was considered a substantial modification of the debt agreement and accordingly a loss on extinguishment of debt of $217,936 was recorded.

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at $.04 per share with the timing of purchases based on the stock price as specified in the Agreement.  The options were valued using the Black-Scholes model and as of March 31, 2010 the value of the options was $74,160.  The Company recorded a prepaid consulting asset and a corresponding option liability in its financial records.  Over the two-year term of the options, the prepaid consulting balance is amortized into consulting expense and the option liability is amortized into capital.  As of March 31, 2010, $33,990 expense was recognized, leaving a prepaid consulting balance and an option liability of $40,170.

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($490,581 USD as of March 31, 2010) or eliminated entirely by payment of $1,000,000 CAD ($981,162 USD as of March 31, 2010).

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement to grant an option giving the optionee the right to acquire one of the claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.  The optionee failed to meet the second anniversary schedule so the Company amended the agreement on January 16, 2009 to allow the optionee an extension of time to June 30, 2009 to meet the annual obligation.  On June 22, 2009 the Company entered into a Second Amending Agreement which extended the annual obligation for exploration work to December 31, 2009, for consideration in the form of an increase in exploration work by $50,000 CAD.  On December 30, 2009 the Company and the optionee entered into a Third

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

Amending Agreement extending the due date for completion of the third year obligation to June 30, 2010 and increasing the exploration work obligation by another $25,000 CAD, for a total commitment of $250,000 CAD.  The Company and the optionee executed a Fourth Amending Agreement dated February 11, 2010 extending the due date for the work in default to December 31, 2010, for consideration in the form of an additional $25,000 CAD in exploration and development work or payments in lieu of work, bringing the total commitment to $275,000 CAD ($269,819 USD as of March 31, 2010).

On September 24, 2009 the Company entered into an option agreement where, for consideration in the form of stock of the optionee company, valued at $103,600 on September 24, 2009, reported as a sale of mining claims, the optionee has the right to explore and develop nine claims and to acquire a 50% interest in the claims.  If the option is exercised, the optionee and the Company may enter into a joint venture for exploration and development.  If the option is exercised the optionee grants to the Company a 2% net smelter royalty which can be paid out for $1,000,000 CAD ($981,162 USD as of March 31, 2010).  If the optionee, having exercised the option, were to fail to meet the maintenance requirement on the claims, the Company must meet the requirement and recover from the optionee.  As of March 31, 2010 the Company has recorded a receivable of $9,636 due from the optionee as reimbursement for payments in lieu of work on the claims.

As of March 31, 2010 the shares received for the option agreement had a market value of $111,000.  The shares were restricted from trading until March 24, 2010.

On September 25, 2009 the Company entered into an agreement where, for consideration in the form of stock of the optionee company, payable within six months (by March 24, 2010) of the date of signing the agreement, the optionee has the right to explore, develop, and acquire a 50% interest in eight of the Company’s mineral claims.  On March 24, 2010 the due date was extended to June 24, 2010 for consideration in the form of an additional $50,000 CAD commitment for exploration and development work..  The Company and the optionee may negotiate a joint venture for further exploration and development.  Upon exercise of the option, the optionee is obligated to pay a 2% royalty on net smelter returns which can be paid out for $1,000,000 CAD ($981,162 USD as of

March 31, 2010).  The optionee is also obligated to carry out a $100,000 CAD (currently $98,116 USD) exploration and development program by September 25, 2011.  If the optionee fails to meet the maintenance requirement, the Company may make the necessary payments and recover from the optionee.  As of March 31, 2010 the Company recorded a receivable of $8,775 from the optionee for reimbursements due.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2010 and 2009 the Company has 500,000,000 shares of common stock authorized and 58,342,000 shares issued and outstanding.

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

During the three months ended March 31, 2010, interest forgiven on notes payable to a stockholder, credited to additional paid-in capital, increased $892, bringing the total from inception to $25,937.

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM

The Company issued a Private Placement Memorandum authorizing the sale of up to 500,000 shares of its common stock at a price of $.68 per share.  The original memorandum terminated September 30, 2007.  Three extensions were authorized, bringing the termination date to June 20, 2008.  At the termination of the

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM (CONTINUED)

Memorandum the Company had received subscriptions for 92,000 shares along with proceeds of $62,560, which were reported as a liability for stock to be issued pending issuance of the certificates.  Issuance of certificates occurred on July 9, 2008.

On April 16, 2009 the Directors authorized a Private Placement Memorandum for sale of a maximum of 10,000,000 shares at a price of $.03 USD per share.  The original expiration date of September 30, 2009 was extended by management on September 29, 2009 for a further 180 days to March 31, 2010.  On March 29, 2010, management extended the expiration date a further 180 days to September 30, 2010.

NOTE 9 -

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements” (“SFAS No. 157”).  ASC 820 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure  requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 -

FAIR VALUE MEASUREMENTS (CONTINUED)

Assets Level 1 Level 2 Level 3 Total

Cash equivalents $ 840 $ - $ - $ 840
Securities 111,000 111,000
Total Assets 111,840 - - 111,840
===== == == =====

Convertible debentures - 238,893 - 238,893

Total Liabilities - 238,893 - 238,893
===== ====== == ======

NOTE 10 -

SUBSEQUENT EVENTS

On April 9, 2010 the annual interest on the convertible debentures, $7,690 as of March 31, 2010, became due and payable.  Consequently, 3,903,332 shares of the Company’s stock were issued to the holder of the debentures.

Also on April 9, 2010, conversion of the debentures was exercised, resulting in the issuance of 32,527,761 common shares in exchange for debt valued at $238,893 as of March 31, 2010 and $239,739 as of the April 9, 2010 conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenues, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  We have generated no revenues, other than $126,889 from the sale of mineral claims, since inception (July 12, 1999) and have incurred a total of $698,534 in operating expenses through March 31, 2010.  As of March 31, 2010 we have an accumulated deficit of $824,278.  Net cash provided by financing activities since inception through March 31, 2010, was $515,947, consisting of $173,010 raised from the sale of common stock and $342,937 in loans from former officers and directors of the Company.

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

We have filed assessment reports based on the exploration work we carried out in 2007 on our mineral properties.  At that time, the cost of these exploration programs was applied against the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake Property.  Kranti Resources, Inc. (“Kranti”), a start-up junior mining company to whom we have optioned one of the mineral claims comprising the Ruth Lake Property, after some delay due to the shortage of labor and equipment, was able to complete its initial exploration program on its optioned claim.  To date, Kranti has paid cash of $1,914 CAD in lieu of filing assessment work, plus filed a further $26,075 CAD in assessment work under its exploration requirements on the optioned claim.  All of the properties we currently hold are in good standing.

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

As part of the effort to raise additional funding for the Company, on June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  We received subscriptions for 92,000 shares worth proceeds of $62,560 under this private placement offering

In order to cover the costs of maintaining the Ruth Lake Property plus general operating expenses for the next twelve months, we will require additional funding.  We intend to raise the required funds by means of debt and/or equity funding. On April 16, 2009, our Board of Directors approved another private placement offering for 10,000,000 common shares of the Company at a price of $0.03 per share.  We anticipate raising up to $300,000 by means of this private placement offering.  The initial expiration date for this private placement was September 30, 2009, however, the expiration date was extended by our Board of Directors for a further period of 180 days and then extended again until September 30, 2010.  The net proceeds received from the sale of the shares under this private placement will be used for mineral property maintenance, exploration and development, acquisition of interest(s) in mineral properties, legal and accounting fees; general and administrative expense, plus working capital.

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

In September, 2009, the Company entered into agreements with USA Uranium Corp (“USAU”) and Mariposa Resources, Ltd. (“Mariposa”), both junior mining companies, under which we granted each company an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property through the payment to Beeston of common shares to be issued out of their respective treasuries and the performance of exploration work upon their respective optioned claims over a two year period.  Upon Mariposa acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either Mariposa or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   Upon USAU acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either USAU or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   USAU and Mariposa will each be responsible for maintaining their respective optioned mineral claims in good standing.  To the extent that Beeston becomes obligated to pay any fees to maintain these optioned mineral claims, USAU and/or Mariposa will be required to reimburse the Company.  On March 24, 2010, the Company entered into an agreement with Mariposa extending the date for the payment of shares of its common stock under the option agreement with Beeston for an additional three months in consideration of Mariposa increasing its work requirement on the mineral claims it optioned from Beeston.  The optioning of a portion of our mineral tenures not only provides the potential for generating operating funds through the sale of the common shares received as part of the consideration for the respective options granted to USAU and Mariposa, but will also provide for the further exploration and development of these mineral tenures, as in the case of our mineral claim optioned to Kranti.

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

On April 9, 2010 the annual interest on the first year of the three year term of each of the US$ Debenture and the CAD $Debenture became due.  Pursuant to the terms of both debentures, the Company exercised its option to pay the interest then due by the issuance of shares.  As a result, 3,903,332 common shares of the Company were issued in satisfaction of the interest payable.  Immediately following the election by the Company to issue shares in payment of interest, Mr. Smith assigned his interest in and to the debentures to others and in turn the holders of the US$ Debenture and the CAD$ Debenture elected for the payment of the debt then due and owing thereunder in shares of the Company.  This resulted in a further 32,527,761 common shares of the Company being issued in satisfaction of the debt under both of the US$ Debenture and the CAD$ Debenture.  While the debt due under both of the debentures has now been extinguished, the share purchase warrants still exist and will be available for exercise until April 9, 2012.

Since the issue of the debentures, Mr. Smith has provided the Company with additional funding, again in the form of various non-interest demand loans, in the amount of $97,049 as of March 31, 2010.  We have no agreement with any of our officers and directors for the provision of additional funding.

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

Going Concern Consideration:

Our external auditors issued a going concern opinion on our December 31, 2009 audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities and interests in our mining properties for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or further sales of our mining properties to continue our operations. The financing may take the form of additional sales of debt or equity securities and/or loans from our directors. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of March 31, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December 31, 2009 to March 31, 2010. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                         BEESTON ENTERPRISES LTD.

May 20, 2010

                          /s/ MichaelUpham

Date

                                        MICHAEL UPHAM, PRESIDENT