Form 10-Q
period 2010-06-30
BEESTON ENTERPRISES LTD
filed 2010-08-23
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the Company had 94,773,093 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010 AND 2009

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of June 30, 2010 and December 31, 2009          1

Condensed Statements of Operations and Comprehensive Loss for the

        Three and Six Months Ended June 30, 2010 and 2009 with

        Cumulative Totals Since Inception                                                                   2

Condensed Statements of Cash Flows for the Six Months Ended

   June 30, 2010 and 2009 with Cumulative Totals Since Inception                   3

Notes to Condensed Financial Statements                                                          4-15

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

Current Assets
Cash	$ 203	$ 6,183
Accounts receivable, net of $13,878 and $0, respectively,
reserve for doubtful accounts	12,966	9,344
Prepaid expenses and deposits	3,355	3,241
Prepaid consulting	30,925	49,440
Securities	-	315,000
Total Current Assets	47,449	383,208

TOTAL ASSETS	$ 47,449	$ 383,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 11,098	$ 13,500
Notes and loans payable to stockholder	3,275	80,954
Option liability	30,925	49,440
Warrant liability	259,858	-
Total Current Liabilities	305,156	143,894

Long Term Debt
Convertible debentures	113,042	227,670
Total Long Term Debt	113,042	227,670

Total Liabilities	418,198	371,564

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
94,773,093 and 58,342,000 shares, respectively, issued and outstanding	94,773	58,342
Additional paid-in capital	1,143,007	548,261
Accumulated other comprehensive income (loss)	(105,010)	202,342
Deficit accumulated during the development and exploration stages	(1,503,519)	(797,301)

Total Stockholders' Equity (Deficit)	(370,749)	11,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 47,449	$ 383,208

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
					July 12, 1999
	JUNE 30,		JUNE 30,		(Inception) to
	2010	2009	2010	2009	June 30, 2010

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 126,889

OPERATING EXPENSES
Speculative mining expenses	508	8,032	1,000	13,786	361,218
Consulting	9,245	14,866	18,515	26,028	55,680
Professional fees	9,186	7,882	17,709	13,197	192,119
Administrative expenses	1,112	12,075	1,585	12,902	105,762
Provision for bad debts	13,878	-	13,878	-	13,878
Depreciation	-	-	-	-	3,806
Total Operating Expenses	33,929	42,855	52,687	65,913	732,463

LOSS BEFORE OTHER INCOME (EXPENSE)	(33,929)	(42,855)	(52,687)	(65,913)	(605,574)

OTHER INCOME (EXPENSE)
Interest, net	(2,341)	(6,954)	(10,560)	(10,026)	(47,193)
Foreign currency transaction (loss)	(13,194)	-	(13,194)	-	(13,194)
Loss from debt extinguishment	(495,300)	-	(495,300)	-	(839,326)
Warrant conversion expense	(134,477)	-	(134,477)	-	(134,477)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(645,312)	(6,954)	(653,531)	(10,026)	(897,945)

NET LOSS APPLICABLE TO
COMMON SHARES	$ (679,241)	$ (49,809)	$ (706,218)	$ (75,939)	$ (1,503,519)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Gain (loss) on securities	(111,000)	-	(315,000)	-	(103,600)
Cumulative currency translation adjustment	12,092	(528)	7,648	(8,697)	(1,410)
Total Other Comprehensive (Loss)	(98,908)	(528)	(307,352)	(8,697)	(105,010)

COMPREHENSIVE LOSS	$ (778,149)	$ (50,337)	$ (1,013,570)	$ (84,636)	$ (1,608,529)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	91,570,360	58,342,000	75,047,971	58,342,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		July 12, 1999 (Inception)
	2010	2009	to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (706,218)	$ (75,939)	$ (1,503,519)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	-	3,806
Mineral rights for stock	-	-	(103,600)
Amortization of prepaid consulting	18,515	13,583	43,235
Gain (loss) on foreign currency translation	7,648	(8,698)	(1,410)
Interest forgiven by shareholder	1,553	3,395	26,598
Interest on convertible debentures	9,308	6,410	30,892
Warrant conversion expense	134,477	-	134,477
Increase in reserve for doubtful accounts	13,878	-	13,878
Loss from debt extinguishment	495,300	6,193	839,326
Changes in assets and liabilities
Increase in prepaid expenses and deposits	(114)	(138)	(3,355)
Increase in accounts receivable	(17,500)	-	(26,844)
Increase (decrease) in accounts payable and
accrued expenses	(2,402)	9,634	11,098
Total adjustments	660,663	30,379	968,101
Net cash used in operating activities	(45,555)	(45,560)	(535,418)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes and loans payable to stockholder	39,575	48,070	366,417
Net cash provided by financing activities	39,575	48,070	539,427

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,980)	2,510	203

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,183	70	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 203	$ 2,580	$ 203

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes to additional paid-in capital	$ 892	$ 3,395	$ 43,235
Securities received for sale of mining rights	$ -	$ -	$ 103,600
Conversion of debentures into stock	$ 232,788	$ -	$ 232,788
Conversion of notes and loans into convertible debentures	$ 112,084	$ 227,670	$ 339,754
Options issued for consulting services	$ -	$ 176,584	$ 176,584
Warrants issued as part of convertible debentures	$ 304,800	$ 111,495	$ 688,628

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Currency Risk and Foreign Currency Translations

The Company has assets and debt to stockholders on notes denominated in Canadian currency.  In accordance with generally accepted accounting principles the functional currency of the Company is United States currency, requiring periodic conversion at exchange rates as of the balance sheet date.  The Company has reported its gain or loss on foreign currency translation of assets and liabilities in Accumulated Other Comprehensive Income or (Loss) due to these translation adjustments.  Foreign currency translation for settled transactions is recorded as gain or (loss).

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In April of 2010 the FASB issued seven ASU’s.  2010-12, Income Taxes (Topic 740), deals with the accounting effect of a date difference between the 3/23/10 signing of the Patient Protection And Care Act, itself, and the signing of the Health Care And Education Reconciliation Act of 2010 on 3/30/2010.  2010-13, Compensation (Topic 718), provides guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying security trades.  2010-14. Accounting for Extractive Activities-Oil and Gas, contains an amendment to Paragraph 932-10-599-1.  2010-15, Financial Services-Insurance (Topic 944), directs the manner in which investments held through separate accounts affect an insurer’s consolidation analysis of those investments.  2010-16, Entertainment-Casinos (Topic 924), guides accruals for jackpot liabilities.  2010-17, Revenue Recognition-Milestone Method (Topic 605), provides guidance on when to apply the milestone method for research and development transactions and on the definition of a milestone for use in application of the method.  2010-18, Receivables (Topic 310), guides accounting for a loan modification when the loan is a part of a pool accounted for as a single asset.  None of these updates is applicable to the Company’s current accounting practices or financial reporting.

In May, 2010, the FASB issued ASU no. 2010-19, Foreign Currency (Topic 830), which provides guidance for disclosures on certain foreign currency issues related to investments in Venezuela.  This update has no effect on the Company’s current accounting practices or financial reporting.

NOTE 3 -

NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes on notes payable to stockholders of the Company and as unsecured loans.  The notes are payable on demand and are non- interest bearing.  On June 4, 2010 the Company replaced notes and loans valued at $112,084 with convertible debentures (See Note 4 –Convertible Debentures, Warrants and Options).  There were loans payable to stockholders of $3,275 as of June 30, 2010 and notes and loans payable to stockholders of $80,954 as of December 31, 2009.

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

Attached to each debenture were warrants to purchase additional shares at the same prices specified for the conversion options.  There were 6,332,850 share purchase warrants attached to the USD debenture and 5,004,000 share purchase warrants attached to the CAD debenture.  Exercise of the warrants is limited to holders whose percentage of the total stock of the Company would not exceed 10% upon exercise.  Both issues of warrants expire on April 9, 2012.

On September 24, 2009, in consideration for the holder agreeing to surrender his “floating charge” in order to facilitate the granting of option rights on certain mineral properties of the Company, the conversion rate on the debentures and warrants was changed to $0.0075 (US) for the USD-denominated debentures and $0.008 (CAD) for the CAD-denominated debentures.  The reduction in the exercise price increased the potential shares on conversion from 6,333,850 to 16,890,267 for the USD-denominated debentures and from 5,004,000 to 15,637,500 for the CAD-denominated debentures.  The potential shares from the warrants similarly increased.

The Company calculated the value of these warrants as of December 31, 2009 as $383,828 using the Black-Scholes model.  The September 24, 2009 modification was considered a substantial modification of the debt agreement and, accordingly, a loss of $344,026 was recorded.

On April 9, 2010 the USD-denominated debenture of $126,677 and the CAD-denominated debenture of $125,100 (Valued at $106,111 USD) were converted to 32,527,761 shares of common stock after bondholders’ waiver of fractional shares totaling 6.  Related cumulative currency translation of $12,186 was recognized as expense.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS

(CONTINUED)

Also on April 9, 2010, 3,903,332 shares of stock were issued in payment of $8,401 accrued interest and $1,008 related cumulative currency translation was recognized as expense.  The warrants attached to the debentures remained outstanding.  However, on June 1, 2010 the terms of the warrants were amended.  The number of warrants associated with the USD-denominated debenture increased from 16,890,267 to 42,225,667 based on a revised exercise price of $.003 USD.  The number of warrants associated with the CAD-denominated debenture increased from 15,637,500 to 41,700,000 based on a revised exercise price of $.003 CAD.  The expiration date was changed from April 9, 2012 to June 1, 2013.

As a result of the revised terms, in accordance with the FASB Accounting Standards Codification (ASC) topic related to derivatives and hedging, the warrants are considered a liability and on June 1, 2010 warrant liability was valued at $333,032 using the Black-Scholes option pricing model.  In accordance with the ASC related to fair value measurements, the warrant liability was revalued at June 30, 2010 at $259,858.

On June 4, 2010 the Company issued two additional convertible debentures to a shareholder of the Company as replacement for prior loans made to the Company on promissory notes and other funds previously paid on behalf of the Company.  One debenture is for $66,300 USD and the other for $48,000 CAD (Valued at $44,208 USD).  The term of each of these new debentures is three years and each debenture earns interest at 12% per annum, calculated and payable annually.  Each debenture is also secured by a first “floating charge” over the undertaking and all property and assets of the Company.

During the term of the debentures the holder may, at his option, convert all or part of the debt to common shares at a conversion rate of $.003 per share for the USD debenture or $.003 CAD for the CAD debenture.  The Company is also permitted to pay any accrued interest in the form of common shares at the same conversion rates.

Attached to each of the new debentures were warrants to purchase additional shares at the same prices specified for the conversion options.  There were 22,100,000 share purchase warrants attached to the USD debenture and 16,000,000 share purchase warrants attached to the CAD debenture.  Exercise of warrants is limited to holders whose percentage of the total stock of

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS

(CONTINUED)

the Company would not exceed 10% upon exercise.  Both issues of warrants expire on June 1, 2013.

A loss from debt extinguishment due to the June 4, 2010 restructuring was recognized.  The fair value of the conversion feature was $190,500 and the value of attached warrants was $304,800 for a total loss from debt extinguishment of $495,300.

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at $.04 per share with the timing of purchases based on the stock price as specified in the Agreement.  The options were valued using the Black-Scholes model and as of June 30, 2010 the value of the options was $74,160.  The Company recorded a prepaid consulting asset and a corresponding option liability in its financial records.  Over the two-year term of the options, the prepaid consulting balance is amortized to consulting expense and the option liability is amortized to equity.  As of June 30, 2010, $43,235 expense was recognized, leaving a prepaid consulting balance and an option liability of $30,925.

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($476,917 USD as of June 30, 2010) or eliminated entirely by payment of $1,000,000 CAD ($953,834 USD as of June 30, 2010).

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

PURCHASE OF MINERAL CLAIMS (CONTINUED)

31, 2009.  The Company paid the cash portion of the option purchase price of $45,000 CAD, recognized as $38,561 USD, on January 29, 2007.  On October 3, 2008 the Company abandoned its option to purchase the three additional claims.  As part of the termination agreement the vendor of the claims agreed to assume liability for exploration costs incurred on the property but unpaid as of the termination date.  As of October 3, 2008 the Company had incurred unpaid mining expenses of $139,016 CAD, recognized and accrued as $136,245 USD.  The value of the vendor’s assumption of liability was $136,245 USD on October 3, 2008.

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement with Kranti Resources, Inc. (“Kranti”) to grant Kranti an option acquire one of the mining claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling $175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase the buyer will assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  Additionally, the buyer will assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.

The optionee failed to carry out the exploration work required to be completed by the second anniversary date of the option agreement so the Company amended the agreement on January 16, 2009 to allow the optionee an extension of time to June 30, 2009 to meet these exploration requirements.  On June 22, 2009 the Company entered into a Second Amending Agreement which extended the date for completion of the exploration work required for the second anniversary of the option agreement to December 31, 2009, in consideration of the optionee agreeing to increase exploration work required under the option agreement by $50,000 CAD.  On December 30, 2009 the Company and the optionee entered into a Third Amending Agreement extending the due date for completion of the second anniversary work requirements to June 30, 2010 and increasing the overall exploration work obligation by another $25,000 CAD, for a total commitment of $250,000 CAD.  The Company and the optionee executed a Fourth Amending Agreement dated February 11, 2010 extending the due date for the exploration work to be carried out by the third anniversary date to December 31, 2010, in consideration of the optionee agreeing to carry out an additional $25,000 CAD in exploration and development work or payments in lieu of work, bringing the total

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

commitment to $275,000 CAD ($262,304 USD as of June 30, 2010).  On September 24, 2009 the Company entered into an option agreement with a junior mining company granting it an option to acquire a 50% interest in nine mining claims comprising its mineral property rights upon payment, in the form of stock of the optionee company, valued at $103,600 on September 24, 2009, and the performance of a program of development and exploration on the mineral property totaling $300,000 CAD over a two-year period, with amounts to be completed at each anniversary.  Upon exercise of the option to purchase, the buyer will assume the 2% royalty on net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  If the option is exercised, the optionee and the Company may enter into a joint venture for exploration and development.  If the optionee were to fail to meet the maintenance requirements, whether through the performance of exploration work on the mining claims or the payment of cash in lieu thereof, the Company may pay the required fees in lieu of exploration work and recover from the optionee.  As of June 30, 2010 the Company has recorded a receivable of $13,878 due from the optionee as reimbursement for maintenance payments it has made on behalf of the optionee.

As of June 30, 2010, the optionee’s shares received by the Company have been delisted.  Due to doubt about the optionee’s ability to perform and the absence of a value for its shares, the Company has created a bad debt reserve of $13,878 and reduced the carrying value of the optionee’s shares to $0.

On September 25, 2009 the Company entered into an agreement with another junior mining company granting it an option to acquire a 50% interest in eight mining claims comprising its mineral property rights upon the payment, in the form of stock in the optionee company, payable within six months of the date of signing the option agreement (By March 24, 2010) and the performance of a program of exploration and development on the mineral property totaling $250,000 CAD over a two-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase, the buyer will assume the 2% royalty on net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  If the option is exercised, the optionee and the Company may enter into a joint venture for exploration and development.  If the optionee were to fail to meet the maintenance requirements, whether for performance of exploration work on the mining claims or the payment in lieu of cash thereof, the Company may pay the required fees in lieu of exploration work and recover from the optionee.  As of June 30, 2010 the Company has recorded a receivable of $12,996 due from the optionee as reimbursement for maintenance payments it has made on behalf of the optionee.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

On March 24, 2010 the due date for payment of the shares under the Company’s option agreement dated September 25, 2009 was extended to June 24, 2010 in consideration of the optionee agreeing to perform an additional $50,000 CAD of exploration and development work on the optioned mining claims.  On June 24, 2010 the Company entered into a further amending agreement extending the due date for payment of its stock and for the completion of the initial $50,000 CAD exploration and development program to December 31, 2010, in consideration of the optionee agreeing to an increase in the number of shares to be received from the optionee from 1,000,000 shares to 1,500,000 shares.

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2010 and 2009 the Company has 500,000,000 shares of common stock authorized and 94,773,093 and 58,342,000, respectively, issued and outstanding.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

On April 9, 2010 conversion of debentures increased the number of shares outstanding by 32,527,761.  Payment of accrued interest in the form of stock added 3,903,332 shares.

During the six months ended June 30, 2010, interest forgiven on notes payable to a stockholder, credited to additional paid-in capital, increased $1,553, bringing the total from inception to $26,598.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

Assets Level 1 Level 2 Level 3 Total

Cash $ 203 $ - $ - $ 203

Total Assets 203 - - 203
===== == == =====
Warrant liability - 259,858 - 259,858
Convertible debentures - 113,042 - 113,042

Total Liabilities - 372,900 - 372,900
===== ====== == ======

NOTE 10 -

LONG TERM DEBT MATURITY SCHEDULE

The Company has long term debt in the form of convertible debentures which become due for payment, in the form of cash or Company stock, in three years.  The debentures were valued at $113,042 as of June 30, 2010.  The five-year long term debt maturity schedule is as follows:

2011

$       - 0 –

2012

         - 0 –

2013

     113,042

2014

         - 0 –

2015

         - 0 -

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

        (UNAUDITED)

NOTE 11 -

SUBSEQUENT EVENTS

On July 1, 2010 the Company gave notice to Kranti (See Note 6 – Sale of Mineral Rights) that it is in default of the second anniversary work requirement under the option agreement with the Company.  Kranti has 35 days from the notice date to meet the requirements or the Option Agreement and the option represented will terminate.  On August 5, 2010, Kranti remained in default and the Option Agreement was terminated.

On July 12, 2010 the Board of Directors authorized a new Private Placement Memorandum (Second PPM) offering 30,000,000 units, priced at $.005 USD per unit.  Each offered unit is comprised of one share of Beeston common stock and two warrants, with one warrant (“Warrant A”) being exercisable into one share of the Company’s common stock for a period of one year from the closing date of this private placement offering at a price of $.0055 and one warrant (“Warrant B”) being exercisable into one share of the Company’s common stock for a period of one year and six months from the closing date of this private placement offering at a price of $.006.  The Second PPM expires January 12, 2011 unless extended.

On August 9, 2010 the Company entered into an Agreement with Okana Ventures, Inc. (“Okana”) under which the Company granted Okana an option to purchase a certain mineral property, comprising approximately 478 hectares, located in the Clinton Mining District of British Columbia, Canada (the “Property”).  Under the terms of the option agreement, Okana can acquire the Property from the Company upon the payment of $2,500 (USD) at the time of signing and a further payment of $2,500 (USD) on or before August 31, 2010, plus carrying out a work program of $200,000 (CAD) over a four year period thereafter.  Upon the acquisition of the Property by Okana, the Property will be subject to a royalty of 2% of net smelter returns payable to Candorado Operating Company Ltd., with a payout of $1,000,000 (CAD), and an additional royalty of 2% of net smelter returns payable to the Company, with a payout of $2,000,000 (CAD).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenues, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  We have generated no revenues, other than $126,889 from the sale of mineral claims, since inception (July 12, 1999) and have incurred a total of $732,463 in operating expenses through June 30, 2010.  As of June 30, 2010 we have an accumulated deficit of $1,503,519.  Net cash provided by financing activities since inception through June 30, 2010, was $539,427, consisting of $173,010 raised from the sale of common stock and $366,417 in loans from former officers and directors of the Company.

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

We have filed assessment reports based on the exploration work we carried out in 2007 on our mineral properties.  At that time, the cost of these exploration programs was applied against the annual assessment fees for all of our interest in mineral properties.  To date we have filed assessment work of $44,641 CAD on the Bluff Lake Property and $48,230 CAD on the Ruth Lake Property.  Kranti Resources, Inc. (“Kranti”), a start-up junior mining company to whom we optioned one of the mineral claims comprising the Ruth Lake Property, after some delay due to the shortage of labor and equipment, was able to complete its initial exploration program on its optioned claim.  To date, Kranti has paid cash of $1,914 CAD in lieu of filing assessment work, plus filed a further $26,075 CAD in assessment work under its exploration requirements on the optioned claim.  All of the properties we currently hold are in good standing.

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

Due to the current market for the shares of common stock of the Company, our Board of Directors approved a further private placement offering for 30,000,000 units of the Company.  Each offered unit is comprised of one share of Beeston’s common stock and two warrants, with one warrant (“Warrant A”) being exercisable into one share of Beeston’s common stock for a period of one year from the closing date of this private placement offering at a price of $0.0055 and one warrant (“Warrant B”) being exercisable into one share of Beeston’s common stock for a period of one year and six months from the closing date of this private placement offering at a price of $0.006. We anticipate raising up to $150,000 by means of this private placement offering.  The expiration date for this private placement is January 12, 2011, unless extended by our Board of Directors.  The net proceeds received from the sale of the units under this private placement will also be used for mineral property maintenance, exploration and development, acquisition of interest(s) in mineral properties, legal and accounting fees, general and administrative expense, plus working capital.

In our efforts to further the exploration and development of our large tract of acquired mineral claims, we are continuously reviewing the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  This was the case in January, 2007, when Beeston entered into an agreement with Kranti, under which we granted that company an option to acquire a mineral claim comprising part of the Ruth Lake Property from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by Kranti, it would be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

Due to the labor shortages experienced in the industry in 2007, Kranti was delayed in obtaining the assay results of the soil and rock sampling it carried out under its exploration program on the mining claim optioned from the Company.  As a result, at the request of Kranti, we have extended the date for the completion of the exploration work required to be performed by Kranti within the first year of the Kranti Option Agreement.  The extension was for a reasonable short period of time and was sufficient to allow Kranti to obtain and report on its assay results.  Subsequent to December 31, 2008, Kranti requested a further extension of time for completion of the $25,000 exploration work that was required to be performed under the Kranti Option Agreement by January 18, 2009.  On January 16, 2009, Beeston entered into an agreement with Kranti extending the time period for the performance of this exploration work until June 30, 2009, in consideration of Kranti granting Beeston control over the allocation of the credits resulting from mineral exploration carried out by Kranti on the mining claim optioned from the Company. Beeston has subsequently granted Kranti a number of extensions for the completion of mineral exploration work within the time periods provided under the Kranti Option Agreement due to Kranti’s inability to raise funds.  On June 22, 2009, December 30, 2009, and most recently on February 11, 2010, Beeston entered into separate agreements with Kranti extending the date of completion of various expenditures required to be completed by Kranti under the terms of the Kranti Option Agreement in consideration of Kranti agreeing to various increases in the amount of expenditures to be incurred on exploration work under the Kranti Option Agreement totaling $100,000.  As of June 30, 2010, Kranti was in default of its obligations for the further exploration and development of the mineral claim under option from Beeston.  On July 1, 2010 we delivered to a notice to Kranti advising of its default of the work requirements under the Option Agreement and that it had 30 days from the date of receipt of the notice to meet these work requirements or the Option Agreement and the option of the mineral claim granted thereunder would terminate.  On August 5, 2010, Kranti remained in default and the Option Agreement was terminated.

In September, 2009, the Company entered into agreements with USA Uranium Corp (“USAU”) and Mariposa Resources, Ltd. (“Mariposa”), both junior mining companies, under which we granted each company an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property through the payment to Beeston of common shares to be issued out of their respective treasuries and the performance of exploration work upon their respective optioned claims over a two year period.  Upon Mariposa acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either Mariposa or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   Upon USAU acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either USAU or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   USAU and Mariposa will each be responsible for maintaining their respective optioned mineral claims in good standing.  To the extent that Beeston becomes obligated to pay any fees to maintain these optioned mineral claims, USAU and/or Mariposa will be required to reimburse the Company.  On March 24, 2010, the Company entered into an agreement with Mariposa extending the date for the payment of shares of its common stock under the option agreement with Beeston for an additional three months in consideration of Mariposa increasing its work requirement on the mineral claims it optioned from Beeston. The Company entered into a another agreement with Mariposa on June 24, 2010, under which Beeston granted Mariposa a further extension for the payment of shares of its common stock and for the completion of its initial exploration and development as required under the option agreement with Beeston until December 31, 2010, in consideration for an increase in the number of shares payable thereunder.

On August 9, 2010, the Company entered into an agreement with Okana Ventures, Inc. ("Okana"), a junior mining company, under which the Company granted Okana an option to purchase a certain mineral claim comprising part of its Ruth Lake Property by the payment of cash and the performance of a series of work programs over a period of four years.   The mineral claim optioned to Okana is subject to a royalty of 2% of net smelter returns payable to Candorado Operating Company Ltd., with a payout of $1,000,000 (CAD), and an additional royalty of 2% of net smelter returns payable to the Company, with a payout of $2,000,000 (CAD).

The optioning of a portion of our mineral claims not only provides funds through the receipt of cash consideration or the potential for generating funds through the sale of the common shares received as part of the consideration for the optioned mineral claims, as in the case of USAU and Mariposa, but will also provide for the further exploration and development of these mineral claims, as in the case of our mineral claim optioned to Kranti.  We also anticipate that we will be able raise additional funding necessary through the sale of shares under our outstanding private placement offerings to provide us with operating funds as well as funding for future exploration of the Ruth Lake Property.

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

On April 9, 2010 the annual interest on the first year of the three year term of each of the US$ Debenture and the CAD$ Debenture became due.  Pursuant to the terms of both debentures, the Company exercised its option to pay the interest then due by the issuance of shares.  As a result, 3,903,332 common shares of the Company were issued in satisfaction of the interest payable.  Immediately following the election by the Company to issue shares in payment of interest, Mr. Smith assigned his interest in and to the debentures and associated warrants to others and in turn the holders of the US$ Debenture and the CAD$ Debenture elected for the payment of the debt then due and owing thereunder in shares of the Company.  This resulted in a further 32,527,761 common shares of the Company being issued in satisfaction of the debt under both of the US$ Debenture and the CAD$ Debenture.  While the debt due under both of the debentures has now been extinguished, the share purchase warrants still exist and will be available for exercise until April 9, 2012.

On June 1, 2010, as incentive to the holders of both the U.S.$ Debenture and the CAD$ Debenture to exercise the share purchase warrants granted thereunder, Beeston entered into an agreement with the holders of the U.S.$ Debenture and the CAD$ Debenture under which the parties thereto agreed to exchange each of the U.S.$ Debenture and the CAD$ Debenture for new debentures which provide for a reduction in the share purchase warrant prices and an increase in the number of share purchase warrants granted thereunder.   In the case of the debenture issued in exchange for the U.S.$ Debenture, the share purchase warrant price is reduced from $0.0075(U.S.) to $0.003(U.S.) and the number of share purchase warrants is increased from 16,890,267 to 42,225,667, and in the case of the debenture issued in exchange for the CAD$ Debenture, the share purchase warrant price is reduce from $0.008(CAD) to $0.003(CAD) and the number of share purchase warrants is increased from 15,637,500 to 41,700,000.  None of the warrants were converted into common shares.

Since the issue of the debentures, Mr. Smith has provided the Company with additional funding and on June 4, 2010, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $66,300.00 (U.S.) (the “Second U.S.$ Debenture ”) and the other is for $48,000.00 (CAD) (the “Second CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company that are not currently the subject of ongoing contracts with independent third parties.

Each of the debentures permits the holder, at his option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company at a conversion rate of $0.003(U.S.) per share for the Second U.S.$ Debenture, and at a conversion rate of $0.003(CAD) per share for the Second CAD$ Debenture.  The Company is also permitted, at its option, to pay any accrued interest under either debenture in the form of common stock, also at the same conversion rates that are permitted for the holder of the respective debentures.

In further consideration for Mr. Smith entering into the debenture agreements, the Company attached share purchase warrants to each of the debentures.  There are 22,100,000 share purchase warrants attached to the Second U.S.$ Debenture and 16,000,000 share purchase warrants attached to the Second CAD$ Debenture.  These share purchase warrants grant the holder, over the term of the debentures, the right to purchase one share of common stock of the Company for each share purchase warrant at a purchase price of $0.003(U.S.) per share under the Second U.S.$ Debenture and at a purchase price of $0.003(CAD) per share under the Second CAD$ Debenture.  To date, no debt has been converted to shares and no warrants have been exercised under either of these debentures.

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

Going Concern Consideration:

Our external auditors issued a going concern opinion on our December 31, 2009, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities and interests in our mining properties for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or further sales of our mining properties to continue our operations. The financing may take the form of additional sales of debt or equity securities and/or loans from our directors. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of June 30, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December 31, 2009 to June 30, 2010. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                         BEESTON ENTERPRISES LTD,

August 26, 2010                                                                                       /s/ Michael Upham________________

Date

                                        MICHAEL UPHAM, PRESIDENT