Form 10-Q
period 2010-09-30
BEESTON ENTERPRISES LTD
filed 2010-11-22
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

As of November 22, 2010, the Company had 94,773,093 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010 AND 2009

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Condensed Balance Sheets

   1

Condensed Statements of Operations

        and Comprehensive Loss                                                                                  2

Condensed Statements of Cash Flows

   3

Notes to Condensed Financial Statements                                                          4-15

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2010	2009

Current Assets
Cash	$ 355	$ 6,183
Accounts receivable, net of $19,880 and $0, respectively,
reserve for doubtful accounts	18,819	9,344
Prepaid expenses and deposits	2,344	3,241
Prepaid consulting	21,579	49,440
Securities	-	315,000
Total Current Assets	43,097	383,208

TOTAL ASSETS	$ 43,097	$ 383,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 15,508	$ 13,500
Notes and loans payable to stockholder	2,344	80,954
Option liability	21,579	49,440
Warrant liability	373,702	-
Total Current Liabilities	413,133	143,894

Long Term Debt
Convertible debentures	117,310	227,670
Total Long Term Debt	117,310	227,670

Total Liabilities	530,443	371,564

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
94,773,093 and 58,342,000 shares, respectively, issued and outstanding	94,773	58,342
Additional paid-in capital	1,176,076	548,261
Accumulated other comprehensive income (loss)	(105,010)	202,342
Deficit accumulated during the development and exploration stages	(1,653,185)	(797,301)

Total Stockholders' Equity (Deficit)	(487,346)	11,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 43,097	$ 383,208

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
					July 12, 1999
	SEPTEMBER 30,		SEPTEMBER 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

REVENUE
Sale of mining claims	$ 5,000	$ 103,600	$ 5,000	$ 103,600	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	642	8,722	1,642	22,507	361,860
Consulting	9,346	20,375	27,861	46,404	65,026
Professional fees	14,210	7,490	31,919	20,687	206,329
Administrative expenses	6,699	7,665	8,284	14,375	112,461
Provision for bad debts	5,650	-	19,528	-	19,528
Depreciation	-	-	-	-	3,806
Total Operating Expenses	36,547	44,252	89,234	103,973	769,010

INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(31,547)	59,348	(84,234)	(373)	(637,121)

OTHER INCOME (EXPENSE)
Interest, net	(3,531)	(7,618)	(14,091)	(17,643)	(50,724)
Foreign currency transaction (loss)	(744)	-	(13,938)	-	(13,938)
Loss from debt extinguishment	-	(71,343)	(702,951)	(77,536)	(1,046,977)
Change in fair market value of warrants	(113,844)	-	(40,670)	-	(40,670)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(118,119)	(78,961)	(771,650)	(95,179)	(1,016,064)

NET LOSS APPLICABLE TO
COMMON SHARES	$ (149,666)	$ (19,613)	$ (855,884)	$ (95,552)	$ (1,653,185)

ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)
Loss on securities	-	-	(315,000)	-	(103,600)
Cumulative currency translation adjustment	-	(7,987)	7,648	(16,684)	(1,410)
Total Other Comprehensive (Loss)	-	(7,987)	(307,352)	(16,684)	(105,010)

COMPREHENSIVE LOSS	$ (149,666)	$ (27,600)	$ (1,163,236)	$ (112,236)	$ (1,758,195)

NET LOSS PER BASIC AND
DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	94,773,093	58,342,000	81,695,265	58,342,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		July 12, 1999 (Inception)
	2010	2009	to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (855,884)	$ (95,552)	$ (1,653,185)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	-	3,806
Mineral rights for stock	-	(103,600)	(103,600)
Amortization of prepaid consulting	27,861	33,959	52,581
Gain (loss) on foreign currency transactions	8,730	(2,195)	(328)
Interest forgiven by shareholder	1,653	3,805	26,698
Accrued interest on convertible debentures	12,711	13,617	34,295
Increase in reserve for doubtful accounts	19,880	-	19,880
Change in fair market value of warrants	40,670	-	40,670
Loss from debt extinguishment	702,951	77,536	1,046,977
Changes in assets and liabilities
Increase in prepaid expenses and deposits	897	(409)	(2,344)
Increase in accounts receivable	(29,355)	-	(38,699)
Increase (decrease) in accounts payable and
accrued expenses	2,008	3,530	15,508
Total adjustments	788,006	26,243	1,095,444
Net cash used in operating activities	(67,878)	(69,309)	(557,741)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes and loans payable to stockholder	62,050	72,353	388,892
Net cash provided by financing activities	62,050	72,353	561,902

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,828)	3,044	355

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,183	70	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 355	$ 3,114	$ 355

SUPPLEMENTAL CASH FLOW INFORMATION:
During the quarter, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes to additional paid-in capital	$ 992	$ 3,805	$ 43,335
Securities received for sale of mining rights	$ -	$ 103,600	$ 103,600
Conversion of debentures into stock	$ 232,788	$ -	$ 232,788
Conversion of notes and loans into convertible debentures	$ 112,084	$ 227,670	$ 339,754
Options issued for consulting services	$ -	$ 176,584	$ 176,584
Warrants issued as part of convertible debentures	$ 304,800	$ 111,495	$ 688,628
Repayment of notes and loans payable to stockholder for non-trading
securities	$ 23,623	$ -	$ 23,623

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

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

A majority of our Ruth Lake Property is currently under option to various exploration stage companies.

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

Currency Risk and Foreign Currency Translations

The Company has assets and debt to stockholders on notes, loans, or debentures denominated in Canadian currency.  In accordance with generally accepted accounting principles the functional currency of the Company is United States currency, requiring periodic conversion at exchange rates as of the balance sheet date.  The Company has reported its gain or loss on foreign currency translation of assets and liabilities as Foreign Currency Transaction Gain (Loss) due to these translation adjustments.

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

On September 13, 2010 a stockholder accepted 23,623,160 shares of stock which the Company had received in exchange for mineral rights and subsequently expensed its total carrying value because the issuing company had lost its listing and was no longer trading.  The par value of the shares, $23,623, was offset against notes and loans totaling that amount as Additional Paid-in Capital for forgiveness of related-party debt.  There were loans payable to stockholders of $2,344 as of September 30, 2010 and notes and loans payable to stockholders of $80,954 as of December 31, 2009.

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

As a result of the revised terms, in accordance with the FASB Accounting Standards Codification (ASC) topic related to derivatives and hedging, the warrants are considered a liability and on June 1, 2010 a warrant liability was valued at $333,032 using the Black-Scholes option pricing model.  In accordance with the ASC related to fair value measurements, the warrant liability was revalued at September 30, 2010 at $373,702.

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

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 -

CONVERTIBLE DEBENTURES, WARRANTS, AND OPTIONS

(CONTINUED)

On April 14, 2009 the Company entered into a Consulting Agreement to provide communications and public relations services on behalf of the Company.  Under terms of the Agreement the Consultant may exercise an option to purchase 200,000 shares at $.04 USD per share upon forming the Agreement.  During the two-year term of the Agreement, terminable upon 30 days notice, the Consultant has the option to purchase up to 7,000,000 additional shares at $.04 per share with the timing of purchases based on the stock price as specified in the Agreement.  The options were valued using the Black-Scholes model and as of September 30, 2010 the value of the options was $74,160.  The Company recorded a prepaid consulting asset and a corresponding option liability in its financial records.  Over the two-year term of the options, the prepaid consulting balance is amortized to consulting expense and the option liability is amortized to equity.  As of September 30, 2010, $52,581 expense was recognized, leaving a prepaid consulting balance and an option liability of $21,579.

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for 50,000 Canadian dollars.  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($485,720 USD as of September 30, 2010) or eliminated entirely by payment of $1,000,000 CAD ($971,440 USD as of September 30, 2010).

On December 15, 2006 the Company acquired an option to purchase an interest in three additional speculative claims, to be completed by cash payments, which totaled $42,899 USD, and carrying out a $200,000 CAD exploration and development program by December 15, 2007, later extended.  On October 3, 2008 the Company abandoned its option to purchase the three claims.  As part of the termination agreement, the vendor of the claims agreed to assume liability for $136,245 USD exploration costs incurred on the property but unpaid as of the termination date, recognized as a Release of Exploration Cost Liability.

NOTE 6 -

SALE OF MINERAL RIGHTS

On January 18, 2007 the Company entered into an agreement with Kranti Resources, Inc. (“Kranti”) to grant Kranti an option to acquire one of the mining claims comprising its mineral property rights upon the payment of $20,000 USD, payable at the time of entering into the agreement, and the performance of a program of development and exploration on the mineral property totaling

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

$175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase the buyer would assume the 2% royalty of net smelter returns payable to the original seller of the claims to the Company and would receive the payout right of $1,000,000 CAD.  Additionally, the buyer would assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.

The optionee failed to carry out the exploration work required to be completed by the second anniversary date of the option agreement so the Company amended the agreement on January 16, 2009 to allow the optionee an extension of time to June 30, 2009 to meet these exploration requirements.  On June 22, 2009 the Company entered into a Second Amending Agreement which extended the date for completion of the exploration work required for the second anniversary of the option agreement to December 31, 2009, in consideration of the optionee agreeing to increase exploration work required under the option agreement by $50,000 CAD.  On December 30, 2009 the Company and the optionee entered into a Third Amending Agreement extending the due date for completion of the second anniversary work requirements to June 30, 2010 and increasing the overall exploration work obligation by another $25,000 CAD, for a total commitment of $250,000 CAD.  The Company and the optionee executed a Fourth Amending Agreement dated February 11, 2010 extending the due date for the exploration work to be carried out by the third anniversary date to December 31, 2010, in consideration of the optionee agreeing to carry out an additional $25,000 CAD in exploration and development work or payments in lieu of work, bringing the total commitment to $275,000 CAD.  On July 1, 2010 the Company gave notice to Kranti that it was in default of the second anniversary work requirement under the option agreement with the Company.  Kranti had 35 days from the notice date to meet the requirements or the Option Agreement and the option represented would terminate.  On August 5, 2010, Kranti remained in default and the Option Agreement was terminated.

On September 24, 2009 the Company entered into an option agreement with a junior mining company granting it an option to acquire a 50% interest in nine mining claims comprising its mineral property rights upon payment, in the form of stock of the optionee company, valued at $103,600 on September 24, 2009, and the performance of a program of development and exploration on the mineral property totaling $300,000 CAD over a two-year period, with amounts to be completed at each anniversary.  Upon exercise of the option to purchase, the buyer will assume the 2% royalty on net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  If the option is exercised, the optionee and the Company may

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

enter into a joint venture for exploration and development.  If the optionee were to fail to meet the maintenance requirements, whether through the performance of exploration work on the mining claims or the payment of cash in lieu thereof, the Company may pay the required fees in lieu of exploration work and recover from the optionee.  As of September 30, 2010 the Company has recorded a receivable of $19,880 due from the optionee as reimbursement for maintenance payments it has made on behalf of the optionee.

As of September 30, 2010, the optionee’s shares received by the Company have been delisted.  Due to doubt about the optionee’s ability to perform and the absence of a value for its shares, the Company has created a bad debt reserve of $19,880 for its tenure debt and reduced the carrying value of the optionee’s shares to $0.

On September 25, 2009 the Company entered into an agreement with another junior mining company granting it an option to acquire a 50% interest in eight mining claims comprising its mineral property rights upon the payment, in the form of stock in the optionee company, payable within six months of the date of signing the option agreement (By March 24, 2010) and the performance of a program of exploration and development on the mineral property totaling $250,000 CAD over a two-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase, the buyer will assume the 2% royalty on net smelter returns payable to the original seller of the claims to the Company and will receive the payout right of $1,000,000 CAD.  If the option is exercised, the optionee and the Company may enter into a joint venture for exploration and development.  If the optionee were to fail to meet the maintenance requirements, whether for performance of exploration work on the mining claims or the payment in lieu of cash thereof, the Company may pay the required fees in lieu of exploration work and recover from the optionee.  As of September 30, 2010 the Company has recorded a receivable of $18,819 due from the optionee as reimbursement for maintenance payments it has made on behalf of the optionee.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

On August 9, 2010 the Company, as Optionor, entered into an Agreement to sell a partially developed mineral claim in British Columbia, Canada.  The Optionee, Okana Ventures, Inc. (“Okana”), is a company of which the Company’s President is also the President.  Okana can acquire title to the claim by payment of $2,500 USD upon signing the Agreement and another $2,500 USD by August 31, 2010 and by carrying out a $200,000 CAD program of exploration and development ($194,288 USD as of September 30, 2010).  Okana had paid the initial $5,000 as of August 31, 2010, reported as a sale of mineral rights.  The exploration program consists of incurring exploration and development expense according to the following schedule:

     By August 31, 2011:  $25,000 CAD

     By August 31, 2012:  $25,000 CAD additionally

     By August 31, 2013:  $50,000 CAD additionally and

     By August 31, 2014:  $100,000 CAD additionally to complete the purchase.  Upon fulfillment of the purchase price, Okana assumes an obligation to pay a royalty of 2% of net smelter returns to the original owner of the claim, with an option to reduce the royalty to 1% upon payment of $500,000 CAD or to eliminate the royalty by payment of $1,000,000 CAD.  Additionally, Okana assumes an obligation to pay an identical 2% royalty and payout opportunity to the Company.

NOTE 7 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2010 and December 31, 2009 the Company has 500,000,000 shares of common stock authorized and 94,773,093 and 58,342,000, respectively, issued and outstanding.

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

During the nine months ended September 30, 2010, interest forgiven on notes payable to a stockholder, credited to additional paid-in capital, increased $1,653, bringing the total from inception to $26,698.

NOTE 8 -

PRIVATE PLACEMENT MEMORANDUM

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

Assets Level 1 Level 2 Level 3 Total

Cash $ - $ - $ - $ -

Total Assets - - - -
====== ====== ====== ======
Warrant liability - - 373,702 373,702
Convertible debentures - - 117,310 117,310

Total Liabilities - - 491,012 491,012
====== ====== ====== ======

NOTE 10 -

LONG TERM DEBT MATURITY SCHEDULE

The Company has long term debt in the form of convertible debentures which become due for payment, in the form of cash or Company stock, in three years.  The debentures were valued at $117,310 as of September 30, 2010.

The five-year long- term debt maturity schedule is as follows:

2011

$       - 0 –

2012

         - 0 –

2013

     117,310

2014

         - 0 –

2015

         - 0 -

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 -

SUBSEQUENT EVENTS

As of September 24, 2010, USA Uranium Corp (“USAU”) was in default of its exploration work requirement under its option agreement with Beeston, as well as being in debt to Beeston for the payment by Beeston, on behalf of USAU, of the maintenance fees for the property optioned to USAU by Beeston.  On October 26, 2010, Beeston and USAU entered into an agreement (the “Amending Agreement”) pursuant to which USAU agreed to issue common shares, par value $0.001, to Beeston, at a price equal to the par value of the common shares, in satisfaction and settlement of the default and the outstanding debt.  USAU is to issue 23,043,880 common shares in settlement of its outstanding debt for the payment of property maintenance payments made on its behalf by Beeston in the amount of $23,044(CAD) as of the date of the Amending Agreement, which includes the amount of $20,465 (CAD), recorded as $19,880 USD and fully reserved as bad debt at September 30, 2010.  USAU is to also issue a further 26,956,120 common shares to Beeston in satisfaction of $26,956 (CAD) being the amount of the exploration work for which USAU was in default in the amount of $50,000.00(CAD), less a credit of $23,044 (CAD) given to USAU by Beeston for settlement of the maintenance payments made by Beeston on behalf of USAU.  All CAD$ amounts are deemed to be at par with the US$ under the terms of the Amending Agreement.  The parties also agreed to reduce the number of mining claims optioned to USAU by Beeston, thereby reducing USAU’s obligation for the payment of maintenance fees, in consideration of USAU agreeing to issue 75,000,000 common shares to Beeston, at a price equal to the par value of the common shares.  USAU has lost its listing and is no longer trading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenues, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  We have generated no revenues, other than $131,889 from the sale of mineral claims, since inception (July 12, 1999) and have incurred a total of $769,010 in operating expenses through September 30, 2010.  As of September 30, 2010 we have an accumulated deficit of $1,653,185.  Net cash provided by financing activities since inception through June 30, 2010, was $561,902, consisting of $173,010 raised from the sale of common stock and $388,892 in loans from former officers and directors of the Company.

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

In the quest for copper-gold mineralization, potassium and magnetic alteration is commonly used as exploration vectors.  In regard to the Bluff Lake Property and the Ruth Lake Property, an airborne radiometric and magnetic geophysical survey was completed over the area where these properties are located.  The results of this survey were used in the planning for the exploration and development of our properties.

We retained the services of geologists to interpret the airborne geophysical survey and the existing geological information in relation to the Bluff Lake Property and to make recommendations for the further exploration of the property.  As a result of the recommendations of our geologists we carried out a $200,000 two-phased exploration program on the Bluff Lake Property over a two year period from 2007 to 2008.  The first phase of this program entailed reconnaissance grids and sampling on the targets identified by our geologists as well as some general prospecting, rock sampling and Mapping.   As a result of the work carried out during the first phase of exploration we were able to define a cooper-in-soil anomaly nearly 500 meters long and at least 150 meters wide that appeared to be open to the east and west and coincided with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.   Phase two of our exploration program exploration program, involving road construction, diamond drilling and in-fill soil sampling, was commenced in June, 2008.  However, completion of the exploration work was suspended due to a lack of funding.  Despite its best efforts, the Company was unable to raise the necessary funds to complete phase two of its exploration program on the Bluff Lake Property within the time period provided under its Option Agreement, despite various extensions.  As a result, pursuant to an agreement dated October 3, 2008, the Company agreed to terminate its Option Agreement (as amended) with Candorado and its right thereunder to acquire various interests in the Bluff Lake Property and Candorado agreed to assume all responsibility and liability for phase two of the Company’s exploration program on the Bluff Lake Property.

The Ruth Lake Property had not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Again, we utilized the services of our geologists to interpret the airborne geophysical survey and the existing geological information in relation to the Ruth Lake Property and to identify target areas and make recommendations for the further exploration of the property.  Based on our geologists recommendation, an initial exploration program of approximately $50,000 CAD was carried on the Ruth Lake Property which involved the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  Each target area was then explored by geochemical soil sampling and prospecting.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property.  Initially this work program was to be carried out in late fall of 2008, then the summer of 2009, and now it has been delayed pending the results of the exploration work to be carried out on various large parcels of the Ruth Lake Property under Option Agreements recently entered into by the Company with two other junior mining companies.  As a result, we have maintained our interest in this property to date by paying the monthly cash in lieu of exploration and development work required to keep the property in good standing. To the extent required, it is our intention to continue to make these monthly payments until the work programs of the optionees get underway.

In our efforts to further the exploration and development of our large tract of acquired mineral claims, we are continuously reviewing the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of our mineral claim holdings.  This was the case in January, 2007, when Beeston entered into an agreement with Kranti Resources, Inc. (“Kranti”) under which we granted that company an option to acquire a mineral claim comprising part of the Ruth Lake Property from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by Kranti, it would be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.

Due to the labor shortages experienced in the industry in 2007, Kranti was delayed in obtaining the assay results of the soil and rock sampling it carried out under its exploration program on the mining claim optioned from the Company.  As a result, at the request of Kranti, we have extended the date for the completion of the exploration work required to be performed by Kranti within the first year of the Kranti Option Agreement.  The extension was for a reasonable short period of time and was sufficient to allow Kranti to obtain and report on its assay results.  Subsequent to December 31, 2008, Kranti requested a further extension of time for completion of the $25,000 exploration work that was required to be performed under the Kranti Option Agreement by January 18, 2009.  On January 16, 2009, Beeston entered into an agreement with Kranti extending the time period for the performance of this exploration work until June 30, 2009, in consideration of Kranti granting Beeston control over the allocation of the credits resulting from mineral exploration carried out by Kranti on the mining claim optioned from the Company.  Beeston has subsequently granted Kranti a number of extensions for the completion of mineral exploration work within the time periods provided under the Kranti Option Agreement due to Kranti’s inability to raise funds.  On June 22, 2009, December 30, 2009, and most recently on February 11, 2010, Beeston entered into separate agreements with Kranti extending the date of completion of various expenditures required to be completed by Kranti under the terms of the Kranti Option Agreement in consideration of Kranti agreeing to various increases in the amount of expenditures to be incurred on exploration work under the Kranti Option Agreement totaling $100,000.  As of June 30, 2010, Kranti was in default of its obligations for the further exploration and development of the mineral claim under option from Beeston.  On July 1, 2010, we delivered a notice to Kranti advising of its default of the work requirements under the Option Agreement and that it had 30 days from the date of receipt of the notice to meet these work requirements or the Option Agreement and the option of the mineral claim granted thereunder would terminate.  On August 5, 2010, Kranti remained in default and the Option Agreement was terminated.

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

As of September 24, 2010, USA Uranium Corp (“USAU”) was in default of its exploration work requirement under its option agreement with Beeston.  Subsequent to the default, the company entered in discussions with USAU regarding its default as well as its inability to cover the on-going property maintenance costs as required under its option agreement with Beeston and what efforts or other consideration, if any, USAU was willing to undertake or provide as a result thereof.  On October 26, 2010 the Company and USAU entered into an agreement pursuant to which the parties agreed to the issue of shares of the common stock of USUA to Beeston in satisfaction and settlement of the default and the outstanding debt.  USAU is to issue 26, 956,120 common shares in satisfaction of the exploration work for which it was in default and a further 23,043,880 common shares in settlement of its outstanding debt for the payment of on-going property maintenance payments made on its behalf by Beeston.  The parties also agreed to reduce the number of mining claims covered by the option agreement between them in consideration of USAU agreeing to issue 75,000,000 common shares to Beeston.

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

We have been able to maintain our interest in the Ruth Lake Property through the conduct of exploration and development work programs, by ourselves and others, and by the paying of cash in lieu thereof.  We have filed an assessment report based on the exploration work we carried out in 2007 on this property.  In 2007, we applied the $48,230 CAD cost of our exploration program against the annual assessment fees for all of our interest in this property.  In addition, Kranti paid cash of $1,914 CAD in lieu of filing assessment work, plus filed a further $26,075 CAD in assessment work under its exploration requirements for its optioned claim.  We continue to maintain our interest in this property to date by paying the monthly cash maintenance fees in lieu of exploration and development work required to keep the property in good standing.  To the extent required, it is our intention to continue to make these monthly payments until the work programs of the current optionees of our property get underway.  All of the properties we currently hold are in good standing.

The optioning of a portion of our mineral claims not only provides funds through the receipt of cash consideration or the potential for generating funds through the sale of the common shares received as part of the consideration for the optioned mineral claims, as in the case of USAU and Mariposa, but will also provide for the further exploration and development of these mineral claims, as in the case of our mineral claim optioned to Kranti, while satisfying the maintenance requirements for the mineral claims.

We also anticipate that we will be able raise additional funding through the sale of shares under our outstanding private placement offerings to provide us with operating funds as well as funding for future exploration of the Ruth Lake Property.  To the extent we are unable to raise additional funds, our direct participation in exploration will be delayed and/or we could be unable to continue to operate.

As part of the effort to raise additional funding for the Company, on June 20, 2007, our Board of Directors approved a private placement offering of 500,000 common shares of the Company at a price of $0.68 per share.  We anticipated raising up to $340,000 by means of this private placement offering.  This private placement offering, after three extensions, terminated on June 20, 2008.  We received subscriptions for 92,000 shares worth proceeds of $62,560 under this private placement offering

On April 7, 2009, the Company increased its authorized capital stock from a single class of 100,000,000 shares of common stock, par value $0.001, to a single class of 500,000,000 shares of common stock, par value $0.001.  There was no concurrent increase in the issued and outstanding shares of the Company. This increase of its authorized capital stock was to facilitate the Company’s ability to pursue additional equity funding in the future.

On April 16, 2009, our Board of Directors approved another private placement offering for 10,000,000 common shares of the Company at a price of $0.03 per share.  We anticipated raising up to $300,000 by means of this private placement offering.  The initial expiration date for this private placement was September 30, 2009, however, the expiration date was extended by our Board of Directors for a further period of 180 days and then extended again until September 30, 2010, at which latter date it was allowed to expire.  No shares were sold under this offering.

Due to the current market for the shares of common stock of the Company, on July 12, 2010, our Board of Directors approved a further private placement offering for 30,000,000 units of the Company at an offer price of $0.005 per unit.  Each offered unit is comprised of one share of Beeston’s common stock and two warrants, with one warrant (“Warrant A”) being exercisable into one share of Beeston’s common stock for a period of one year from the closing date of this private placement offering at a price of $0.0055 and one warrant (“Warrant B”) being exercisable into one share of Beeston’s common stock for a period of one year and six months from the closing date of this private placement offering at a price of $0.006. We anticipate raising up to $150,000 by means of this private placement offering.  The expiration date for this private placement is January 12, 2011, unless extended by our Board of Directors.

The net proceeds received from the sale of the units under the private placement will be used for mineral property maintenance, exploration and development, acquisition of interest(s) in mineral properties, legal and accounting fees, general and administrative expense, plus working capital.

On April 9, 2009, the Company issued two convertible debentures to a shareholder, Mr. Smith, to secure payment of various loans and payments made by Mr. Smith on behalf of the Company.  One convertible debenture was for $126,677.00 (U.S.) (the “U.S.$ Debenture”) and the other was for $125,100.00 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures was three (3) years and each debenture earned interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

Each of the debentures permitted the holder, at his option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company at a conversion rate of $0.02(U.S.) per share for the U.S.$ Debenture, and at a conversion rate of $0.025(CAD) per share for the CAD$ Debenture.  The Company was also permitted, at its option, to pay any accrued interest under either debenture in the form of common stock, also at the same conversion rates that were permitted for the holder of the respective debentures.

In further consideration for Mr. Smith entering into the debenture agreements, share purchase warrants were also attached to each of the debentures.  There are 6,333,850 share purchase warrants attached to the U.S.$ Debenture and 5,004,000 share purchase warrants attached to the CAD$ Debenture.  These share purchase warrants grant the holder, over the term of the debentures, the right to purchase one share of common stock of the Company for each share purchase warrant at a purchase price of $0.02(U.S.) per share under the U.S.$ Debenture and at a purchase price of $0.025(CAD) per share under the CAD$ Debenture.

On September 24, 2009, Beeston and Mr. Smith agreed to amend both the US$ Debenture and the CAD$ Debenture issued to Mr. Smith.  In consideration of Mr. Smith agreeing, inter alia, to the subordination and release of his right to a first floating charge over the mineral claims optioned to each of USAU and Mariposa, respectively, upon either such company acquiring a fifty percent in and to their respective optioned mineral claims, the Company agreed to amend the provisions of the two convertible debentures issued to Mr. Smith by the Company by reducing the share conversion and share purchase warrant prices and increasing the number of share purchase warrants provided thereunder.  In the case of the US$ Debenture, the share conversion and share purchase warrant prices were reduced from $0.02(US) to $0.0075(US) and the number of share purchase warrants were increased from 6,333,850 to 16,890,267, and in the case of the CAD$ Debenture, the share conversion and share purchase warrant prices were reduce from $0.025(CND) to $0.008(CND) and the number of share purchase warrants were increased from 5,004,000 to 15,637,500.

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

On June 1, 2010, as incentive to the holders of both the U.S.$ Debenture and the CAD$ Debenture to exercise the share purchase warrants granted thereunder, Beeston and the holders of the U.S.$ Debenture and the CAD$ Debenture agreed to exchange each of the U.S.$ Debenture and the CAD$ Debenture for share warrant purchase agreements which provide for a reduction in the share purchase warrant prices and an increase in the number of share purchase warrants granted thereunder.   In the case of the debenture issued in exchange for the U.S.$ Debenture, the share purchase warrant price is reduced from $0.0075(U.S.) to $0.003(U.S.) and the number of share purchase warrants is increased from 16,890,267 to 42,225,667, and in the case of the debenture issued in exchange for the CAD$ Debenture, the share purchase warrant price is reduce from $0.008(CAD) to $0.003(CAD) and the number of share purchase warrants is increased from 15,637,500 to 41,700,000.  On August 30, 2010 the share purchase warrant agreements were exchanged for Warrant Certificates.  None of the warrants have been converted into common shares.

Since the issue of the debentures, Mr. Smith has provided the Company with additional funding and on June 4, 2010, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $66,300.00 (U.S.) (the “Second U.S.$ Debenture”) and the other is for $48,000.00 (CAD) (the “Second CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company that are not currently the subject of ongoing contracts with independent third parties.

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

In further consideration for Mr. Smith entering into the debenture agreements, the Company attached share purchase warrants to each of the debentures.  There are 22,100,000 share purchase warrants attached to the Second U.S.$ Debenture and 16,000,000 share purchase warrants attached to the Second CAD$ Debenture.  These share purchase warrants grant the holder, over the term of the debentures, the right to purchase one share of common stock of the Company for each share purchase warrant at a purchase price of $0.003(U.S.) per share under the Second U.S.$ Debenture and at a purchase price of $0.003(CAD) per share under the Second CAD$ Debenture.  On August 30, 2010 the Second U.S.$ Debenture and the Second CAD$ Debenture were exchanged for debenture agreements with separate detachable Warrant Certificates. To date, no debt has been converted to shares and no warrants have been exercised under either of these debentures.

In an effort to reduce its current debt load, on September 13, 2010, the Company sold a total of 23,623,160 shares of USA Uranium Corp (“USAU”) owned by the Company to Mr. Smith for the sum of $23,623.16 or $0.001 per share, the par value of the shares.  Payment for the shares was by way of set-

off against loans and other advances of money made by Mr. Smith to the Company.  The shares of USAU are currently not trading and the securities have been written off by the Company on its books.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of September 30, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls from December 31, 2009 to September 30, 2010. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                         BEESTON ENTERPRISES LTD,

November 22, 2010

       _/s/ Michael Upham__________________

Date

                                        MICHAEL UPHAM, PRESIDENT