Form 10-K
period 2010-12-31
BEESTON ENTERPRISES LTD
filed 2011-04-13
CIK 1221548

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

BEESTON ENTERPRISES LTD.

----------------------------

(Name of registrant as specified in its charter)

Nevada	005-80181	88-04360717
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

1685 H Street, #219

Blaine, WA 98230-5110

(Address of principal executive offices)

Registrant’s telephone number: (877) 208-6141

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

[  ] Yes  [  ] No (Not required by smaller reporting company)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes

[ X ] No

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2010:  $ 293,796

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2010: 94,773,093.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

TABLE OF CONTENTS

Item	Description
PART I
1	Business
1A	Risk Factors
1B	Unresolved Staff Comments
2	Property
3	Legal Proceedings
4	[Removed and Reserved]

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
7A	Quantitative Qualitative Disclosures About Market Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors, Executive Officers, and Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence
14	Principal Accountant Fees and Services
PART IV
15	Exhibits, Financial Statement schedules
SIGNATURES

PART I.

ITEM 1.  BUSINESS

Business Development

Beeston Enterprises Ltd. (“Beeston” or the “Company”) was incorporated on July 12, 1999, in the State of Nevada.  Beeston has not been in bankruptcy or receivership proceedings, and has not undergone any material reclassification, merger or consolidation.

We originally intended to establish ourselves as a Western Canadian based medical diagnostic imaging service provider. However, based on a review of the  business climate in the private medical service sector in Canada, we chose to move our business in a new direction.  During the second half of 2006, we began acquiring interests in mining properties located in British Columbia, Canada.  Accordingly, we have changed our business plan to one of mineral exploration and development.

Current Business

At present, we are an exploration stage company.  An exploration stage company is engaged in the search of mineral properties in an effort to locate mineral deposits that can be developed to the stage of a commercially viable producing mine.  We currently own a 100% interest in ten mineral claims, comprising over 4,826 hectares, known as the “Ruth Lake Property” located approximately 25 kilometres from Lac La Hache, British Columbia, Canada.  We had owned a total of nineteen mineral claims in this area; however, we reduced our holdings in this area to the current ten mineral claims in October, 2010.  Prior to this, we had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometres to the North West of our “Ruth Lake Property”.  Our interests in the Ruth Lake Property and the Bluff Lake Property were both acquired from Candorado Operating Company Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol “CDO”). We have since terminated our option to purchase the Bluff Lake Property and are currently considering the acquisition of additional mineral properties.

Mineral exploration is best conducted where there are large areas of high mineral potential, where mineral rights can be obtained under terms which are reasonable and with long term certainty of title, and where political and tax regimes are known to be relatively favorable and stable.  Accordingly, all of our interests in mineral properties are located within the Quesnel Trough, a well known geological belt containing an assemblage of volcanic sedimentary and intrusive rocks of Upper Jurassic age, which extends from Washington State north to central British Columbia.  This belt is known for hosting skarn and porphyry copper and copper-gold deposits. Title to our interest in mineral claims, like all titles to mineral claims in British Columbia, are located and recorded by means of an on-line e-commerce system known as Mineral Title Online.  This system allows mineral claims to be acquired or transferred using the Internet and results in a more accurate and secure interest in mineral claims.  As for the mining industry in British Columbia, the province is currently experiencing a slowdown in mineral exploration.  This decrease in mineral exploration is due to the current decline in the demand for mineral resources.  However, as the demand for mineral resources begins to rise, mineral exploration in the province will again increase in response to such demand.  The mining industry in Canada, and in particular the Province of British Columbia, is well established and respected, with an infrastructure capable of supporting all forms of mining activity from small scale prospecting to large scale mining operations, and a stable political environment which not only supports the mining industry but ensures it is properly regulated in regard to such matters as health and safety and environmental concerns.

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

We carried out exploration on both the Bluff Lake and Ruth Lake Properties. Based on the results of our initial exploration programs, management, in consultation with our geologist, Mr. Warner Gruenwald, had decided to proceed further with its exploration on both of these properties.  Phase two of the work program planned for the Bluff Lake Property was to have consisted of a $165,000 CAD exploration program involving trenching and drilling.  We had intended to carry out this exploration program in late spring 2008.  A smaller work program of approximately $35,000 CAD was also planned for the summer of 2008 on the Ruth Lake Property.  This exploration program was to have involved further soil and rock sampling.  However, we were unable to raise the necessary funds to cover the costs of these planned exploration programs.  As a result, we were unable to complete our exploration program on the Bluff Lake Property and subsequently turned the exploration program over to Candorado and terminated our option to purchase from Candorado.  We did not carry out any exploration program on the Ruth Lake Property in 2008, but have maintained our interest in these mineral claims by payment of the maintenance fees in cash in lieu of the conduct of exploration work.  In an effort to carry out exploration on the numerous mining claims that comprise the Ruth Lake Property, we entered into option agreements with other exploration stage mining companies which cover a large portion of these mining claims.  The particulars of these various option agreements are set forth under Item 2. Properties.  It is our intent to raise the funds necessary to continue our exploration of the Ruth Lake Property, as well as to acquire additional mineral properties for the purpose of conducting exploration for gold deposits.

ITEM 1A.  RISK FACTORS

No applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On September 12, 2006, we entered into an agreement (the “Mineral Claim Purchase Agreement”) with Candorado Operating Company Ltd. (“Candorado”), an unrelated third party, pursuant to which we acquired a 100% interest in 19 mineral claims, totaling in excess of 9,200 hectares, upon the payment of the purchase price of $50,000 CAD on September 15, 2006.  Under the terms of the agreement we are required to pay a royalty to Candorado of 2% of “net smelter returns”, as that term is defined in the Mineral Claim Purchase Agreement, on any production from the Ruth Lake Property.  In the event that we did not maintain any of the mineral claims comprising the Ruth Lake Property in good standing with the Mineral Titles Branch in British Columbia, Canada for a period of one year from each anniversary date of the purchase of the claims, by either carrying out the minimum required assessment work or paying the prescribed assessment fee in lieu of performing assessment work for each such claim, Candorado could have paid the assessment fee within 30 days of the date required for such payment.  We would have then have had the option of either reimbursing Candorado for the assessment fees paid to maintain any of the mineral claims comprising the Ruth Lake Property and retaining ownership of these mineral claims, or abandoning the mineral claims and transferring ownership thereof back to Candorado.  These mining claims were not being maintained for a period of at least one year in advance of the anniversary date of purchase, and Candorado has not exercised its right to pay the maintenance fees and take them over.  As a result of such waiver, the Company is no longer required to keep these mining claims in good standing for at least one year, and has no further obligation to Candorado, other than the original royalty interest.

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

On January 18, 2007, Beeston entered into an agreement (the “Kranti Option Agreement”) with Kranti Resources, Inc., (“Kranti”) a start up mining company, whereby we granted Kranti an option to acquire one of the mining claims that comprise the Ruth Lake Property.  Kranti could acquire the mining claims by payment to Beeston of $20,000 U.S. at the time of entering into the Option Agreement plus carrying out an exploration program of $175,000 CAD over a period of four years.  In the event that Kranti acquired the mineral claim, it would be required, upon it selling any minerals from the mineral claim, to pay a royalty of 2% of “net smelter returns”, as that term is defined in the Kranti Option Agreement, to Candorado (as a prior owner), which can be paid out for $1,000,000 CAD, and a further royalty of 2% of net smelter returns to Beeston, which can be paid out for $2,000,000 CAD.  Kranti would also be responsible for maintaining the mineral claim in good standing during the currency of the Kranti Option Agreement.  Kranti could terminate the Kranti Option Agreement upon thirty days notice and Beeston, upon notice of default of any obligations by Kranti, could terminate the Kranti Option Agreement if such default continued for thirty days.

Again, due to the labor shortages experienced in the industry in 2007, Kranti was delayed in obtaining the assay results of the soil and rock sampling it carried out under its exploration program on the mining claim optioned from the Company.  As a result, at the request of Kranti, we extended the date for the completion of the exploration work required to be performed by Kranti within the first year of the Kranti Option Agreement.  The extension was for a reasonable short period of time and was sufficient to allow Kranti to obtain and report on its assay results.  Subsequent to December 31, 2008, Kranti requested a further extension of time for completion of the $25,000 exploration work that was required to be performed under the Kranti Option Agreement by January 18, 2009.  On January 16, 2009, Beeston entered into an agreement with Kranti extending the time period for the performance of this exploration work until June 30,

2009, in consideration of Kranti granting Beeston control over the allocation of the credits resulting from mineral exploration carried out by Kranti on the mining claim optioned from the Company. Beeston subsequently granted Kranti a number of extensions for the completion of mineral exploration work within the time periods provided under the Kranti Option Agreement due to Kranti’s inability to raise funds.  On June 22, 2009, December 30, 2009, and most recently on February 11, 2010, Beeston entered into separate agreements with Kranti extending the date of completion of various expenditures required to be completed by Kranti under the terms of the Kranti Option Agreement in consideration of Kranti agreeing to various increases in the amount of expenditures to be incurred on exploration work under the Kranti Option Agreement totaling $100,000.  We anticipated that Kranti would be able to meet these exploration requirements within the extended time periods.  However, as of June 30, 2010, Kranti was in default of its obligations for the further exploration and development of the mineral claim under option from Beeston.  On July 1, 2010, we delivered a notice to Kranti advising of its default of the work requirements under the Option Agreement and that it had 30 days from the date of receipt of the notice to meet these work requirements or the Option Agreement and the option of the mineral claim granted thereunder would terminate.  On August 5, 2010, Kranti remained in default and the Option Agreement was terminated.

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

On September 25, 2009, the Company entered into an agreement (the “Mariposa Option Agreement”) with Mariposa Resources, Ltd (“Mariposa”) under which the Company granted Mariposa an option to acquire an undivided 50% interest in eight mineral claims that are part of the Company’s Ruth Lake Property, which mineral claims total in excess of 3,900 hectares.  Mariposa can earn an undivided 50% interest in these mineral claims by the issuance of 1,000,000 common shares of Mariposa to the Company within six months of the date of signing of the agreement, the completion of a $50,000 (CDN) exploration and development program on these mineral claims on or before September 25, 2010, plus an additional $200,000 (CDN) exploration and development program on these mineral claims on or before September 25, 2011.  In the event that Mariposa acquires an interest in these mineral claims, the Company and Mariposa have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of these mineral claims. These mineral claims are subject to a two percent net smelter royalty, which can be paid out for the sum of $1,000,000 (CDN).

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

On March 24, 2010, the Company entered into an agreement with Mariposa extending the date for the payment of shares of its common stock under the option agreement with Beeston for an additional three months in consideration of Mariposa increasing its work requirement on the mineral claims it optioned from Beeston.  The Company entered into another agreement with Mariposa on June 24, 2010, under which Beeston granted Mariposa a further extension for the payment of shares of its common stock and for the completion of its initial exploration and development as required under the option agreement with Beeston until December 31, 2010, in consideration for an increase in the number of shares payable thereunder.  On November 3, 2010, due to the failure of Lithium (“Mariposa”) to maintain the mining claims under option, they were allowed to lapse.  Beeston has since been able to reclaim four of the eight mining claims originally under option to Lithium (“Mariposa”).  On November 30, 2010 Mariposa merged with its wholly owned subsidiary “Lithium Exploration Group, Inc.” (“Lithium”), which subsidiary was incorporated solely for the change of name.  As of December 31, 2010 Lithium (formerly “Mariposa”) was in default of payment of a total of 1,500,000 shares of its common stock and of its obligation to perform $100,000 CND of exploration and development work on the optioned mining claims as part payment of the option exercise price and is indebted to Beeston in the amount of $22,851 (CAD) related to the mining claim maintenance fees and re-claiming fees paid by Beeston on behalf of Lithium (formerly “Mariposa).  Lithium (formerly “Mariposa”) has since terminated its option agreement with Beeston, by notice dated February 14, 2011.  The Company is currently pursuing Lithium (formerly “Mariposa”) in regard to these outstanding debts, the loss of four mining claims and the ongoing maintenance requirements for the reclaimed mining claims.

On September 24, 2010, USA Uranium was in default of its exploration work requirement under its option agreement with Beeston.  Subsequent to the default, the Company entered in discussions with USA Uranium regarding its default as well as its inability to cover the on-going property maintenance costs as required under its option agreement with Beeston and what efforts or other consideration, if any, USA Uranium was willing to undertake or provide as a result thereof.  On October 26, 2010 the Company and USA Uranium entered into an agreement pursuant to which the parties agreed to the issue of shares of the common stock of USA Uranium to Beeston in satisfaction and settlement of the default and the outstanding debt.  USA Uranium is to issue 26, 956,120 common shares in satisfaction of the exploration work for which it was in default and a further 23,043,880 common shares in settlement of its outstanding debt for the payment of on-going property maintenance payments made on its behalf by Beeston.  The parties also agreed to reduce the number of mining claims covered by the option agreement between them from nine claims to four claims in consideration of USA Uranium agreeing to issue 75,000,000 common shares to Beeston.  On November 2, 2010, USA Uranium allowed the four claims that remained under option to it from Beeston to lapse.  These four mining claims were reclaimed by Beeston at a cost of $1,064 CDN which amount is due and owing to Beeston by USA Uranium.

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

The mineral claims comprising our Ruth Lake Property have been located and recorded pursuant to the Mineral Tenure Act of the Province of British Columbia.  As the owner of the mineral claims comprising the Ruth Lake Property, we and our optionees have the right to explore and develop these mineral claims and recover all of the minerals contained within the surface boundaries of these properties and continuing vertically downward.

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

All of the mineral claims comprising the Ruth Lake Property are unencumbered.  There are no native land claims that affect title to our various interests in mineral claims.  There is no insurance covering any of our properties and we believe that no insurance is necessary since the mining properties are unimproved and contain no buildings or plant and equipment and our office equipment is of marginal value.

Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the OTC Bulletin Board under the symbol BESE.  The following table shows the high and low market prices for each quarter for the past three years.

Quarter Ending	High	Low
12/31/2010	$0.0065	$0.0027
09/30/2010	$0.0065	$0.0017
06/30/2010	$0.0065	$0.025
03/31/2010	$0.008	$0.006
12/31/2009	$0.02	$0.01
09/30/2009	$0.02	$0.01

06/30/2009	$0.05	$0.02
03/31/2009	$0.06	$0.02
12/31/2008	$0.01	$0.015
09/30/2008	$0.17	$0.05
06/30/2008	$0.19	$0.17
03/31/2008	$0.40	$0.10

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

The Articles of Incorporation currently authorize the issuance of 500,000,000 shares of common stock, with a par value of $0.001.  The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences.  In addition, the Shares are not convertible into any other security.  There are no restrictions on dividends under any loans, other financing arrangements or otherwise.  See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company’s previously filed SB-2.  As of December 31, 2010, the Company had 94,773,093 shares of common stock outstanding.

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

Share Purchase Warrants

At December 31, 2010, 42,225,667 share purchase warrants, having a share purchase price of $0.003(U.S.), were outstanding under a convertible debenture issued on April 9, 2009 and 41,700,000 share purchase warrants, having a share purchase price of $0.003(CAD), were outstanding under a convertible debenture also issued on April 9, 2009.  In addition, 22,100,000 share purchase warrants, having a share purchase price of $0.003(U.S.), were outstanding under a convertible debenture issued on June 4, 2010 and 16,000,000 share purchase warrants, having a share purchase price of $0.003(CAD), were outstanding under a convertible debenture also issued on June 4, 2010.  No share purchase warrants were exercised as of December 31, 2010.  See Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations for details.

Share Purchase Option

On April 9, 2010, all of the debt of $126,677(U.S.) under a convertible debenture issued on April 9, 2009 (“U.S.$ Debenture”) was converted into common stock of the Company at a conversion rate of $0.0075(U.S.) per share, at the option of the holder of the convertible debenture. The

Company, at its option, also converted all of the interest payable under this convertible debenture into common stock of the Company at the same conversion rate as for this debt.  In addition, on April 9, 2010, all of the debt of $125,100(CAD) under a convertible debenture issued on April 9, 2009 (“CAD$ Debenture”) was converted into common stock of the Company at a conversion rate of $0.008(CAD) per share, at the option of the holder of the convertible debenture.  The Company, at its option, also converted all of the interest payable under this convertible debenture at the same conversion rate as for this debt.   See Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations for details.

At December 31, 2010, all or part of the debt of $66,300(U.S.) under a convertible debenture issued on June 4, 2010 (“U.S.$ Second Debenture”)can be converted into common stock of the Company at a conversion rate of $0.003(U.S.) per share, at the option of the holder of the convertible debenture, and the Company can, at its option, convert all or part of the interest payable under this convertible debenture into common stock of the Company at the same conversion rate as for this debt.  In addition, all or part of the debt of $48,000(CAD) under a convertible debenture issued on June 4, 2010 (“CAD$ Second Debenture”) can be converted into common stock of the Company at a conversion rate of $0.003(CAD) per share, at the option of the holder of the convertible debenture, and the Company can, at its option, convert all or part of the interest payable under this convertible debenture at the same conversion rate as for this debt.  No share conversion options were exercised as of December 31, 2010.  See Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations for details.

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

Since the delay in commencing our work program planned for the Ruth Lake Property for 2008, we have maintained our interest in this property to date by paying the monthly cash in lieu of exploration and development work required to keep the property in good standing.  As a result of our optioning most of the mineral claims comprising the Ruth Lake Property to two junior mining companies in September, 2009, the optionees under these two option agreements are now responsible for maintaining these mining claims in good standing.  To the extent required, it is our intention to continue to make the monthly maintenance payments for any mineral claim that is not part of the two option agreements.

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

From time to time, our officers and directors have loaned us the funds necessary to acquire our interests in the mineral properties and to cover our ongoing operating expenses.  One of our shareholders, Brian Smith, has provided funding to Beeston in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.  In consideration of Mr. Smith deferring payment of his various outstanding loans to the Company, on April 9, 2009, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $126,677.00 (U.S.) (the “U.S.$ Debenture”) and the other is for $125,100.00 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

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

Since the issue of the debentures on April 9, 2009, Mr. Smith has provided the Company with additional funding and on June 4, 2010, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $66,300 (U.S.) (the “Second U.S.$ Debenture”) and the other is for $48,000 (CAD) (the “Second CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company that are not currently the subject of ongoing contracts with independent third parties.

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

In an effort to reduce its current debt load, on September 13, 2010, the Company sold a total of 23,623,160 shares of USA Uranium Corp (“USAU”) owned by the Company to Mr. Smith for the sum of $23,623 or $0.001 per share, the par value of the shares.  Payment for the shares was by way of set-off against loans and other advances of money made by Mr. Smith to the Company.  The shares of USAU are currently not trading and the securities have been written off by the Company on its books.

Mr. Smith has since provided the Company with additional funding not secured by debentures, in the form of various non-interest demand loans as well as other advances of money, in the amount of $9,415 as of December 31, 2010.  We have no agreement with any of our officers and directors for the provision of additional funding.

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

In September, 2009, the Company entered into separate agreements with USA Uranium and Lithium (formerly “Mariposa”), both junior mining companies, under which we granted each company an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property, which options may be exercised through the payment of common shares to Beeston and the performance of exploration work upon their respective optioned claims over a two year period.  Upon either company acquiring a fifty percent (50%) interest in their respective optioned mineral claims, either it or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture. USAU and Lithium (formerly “Mariposa”) will each be responsible for maintaining their respective optioned mineral claims in good standing.  To the extent that either USA Uranium or Lithium (formerly “Mariposa”) fail to maintain these optioned mineral claims in good standing, under the terms of the aforesaid option agreements, Beeston can pay the appropriate mineral claims maintenance fees required to keep these optioned mineral claims in good standing and such payments will be deemed to be loans made by Beeston to either USA Uranium or Lithium (formerly “Mariposa”), as the case may be, which loans are to be repayable immediately.

In October, 2010, the Company re-negotiated its option agreement with USA Uranium.  Under the terms of the amended option agreement, Beeston agreed to accept common shares in the stock of USA Uranium in settlement of the debt due at that time and for the exploration work required to be performed during the first year of the option agreement.  USA Uranium also agreed to issue shares to Beeston in consideration of Beeston agreeing to release USA Uranium of its obligations under the option agreement in relation to five of the nine mining claims that had been optioned to USA Uranium by Beeston. See Item 2. Properties for more details.

On November 3, 2010, Lithium (formerly “Mariposa”) failed to maintain the eight mining claims under option to it by Beeston and they were allowed to lapse.  Beeston was subsequently able to re-claim four of the eight mining claims.  On December 31, 2010 Lithium (formerly “Mariposa”) was in default of the requirements to issue 1,500,000 shares of it common stock to Beeston and to perform $100,000(CAD) in exploration work on the optioned claims.  Lithium (formerly “Mariposa”) has since terminated its option agreement with Beeston, by notice dated February 14, 2011.  Beeston is currently in discussions with Lithium (formerly “Mariposa”) regarding these outstanding debts, the loss of four mining claims and the ongoing maintenance requirements for the reclaimed mining claims.

As of December 31, 2010, USA Uranium and Mariposa are indebted to the Company in the amounts of $1,064(CAD) and, $22,851(CAD), respectively, in regard to maintenance fees paid by Beeston and the related re-claiming costs incurred by Beeston for the mining claims that were allowed to lapse and subsequently re-claimed by Beeston.  The USA Option Agreement and the Mariposa Option Agreement are described in more detail in Item 2. Properties.

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

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

            Page

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the Years Ended December 31, 2010

  and 2009 (with cumulative totals since Inception, July 12, 1999)

Statement of Changes in Stockholders’ Equity (Deficit)

         From July 12, 1999 (Inception) to December 31, 2010

Statements of Cash Flows for the Years Ended December 31, 2010

   and 2009 (with Cumulative Totals Since Inception)

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beeston Enterprises Ltd.

We have audited the accompanying balance sheets of Beeston Enterprises Ltd. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

East Hanover, New Jersey

April 13, 2011

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Current Assets
Cash and cash equivalents	$ 108	$ 6,183
Other receivable	22,897	9,344
Prepaid expenses and deposits	-	3,241
Prepaid consulting	12,233	49,440
Marketable securities	-	315,000

Total Current Assets	35,238	383,208

TOTAL ASSETS	$ 35,238	$ 383,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$ 28,638	$ 13,500
Notes payable to stockholder	9,415	80,954
Option liability	12,233	49,440
Total Current Liabilities	50,286	143,894

Long Term Debt
Convertible debentures, related party	122,295	227,670
Total Long Term Debt	122,295	227,670

Total Liabilities	172,581	371,564

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
94,773,093 and 58,342,000 shares, respectively, issued and outstanding	94,773	58,342
Additional paid-in capital	1,518,459	548,261
Other accumulated comprehensive gain	-	202,342
Deficit accumulated during the development and exploration stages	(1,750,575)	(797,301)

Total Stockholders' Equity (Deficit)	(137,343)	11,644

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 35,238	$ 383,208

The accompanying notes are an integral part of these financial statements

2

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2010	2009	December 31, 2010
REVENUE
Sale of mining claims	$ 5,000	$ 103,600	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	25,285	22,398	385,503
Consulting	37,207	37,166	74,372
Professional fees	45,899	34,302	220,309
Administrative expenses	9,263	20,737	113,440
Depreciation	-	-	3,806
Total Operating Expenses	117,654	114,603	797,430

LOSS FROM OPERATIONS	(112,654)	(11,003)	(665,541)

OTHER INCOME (EXPENSE)
Interest, net	(17,650)	(25,648)	(54,283)
Foreign currency transaction loss	(16,419)	-	(16,419)
Loss from debt extinguishment	(495,300)	(344,026)	(839,326)
Loss on modification of warrants	(207,651)	-	(207,651)
Loss on marketable securities	(103,600)	-	(103,600)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(840,620)	(369,674)	(1,085,034)

NET LOSS	$ (953,274)	$ (380,677)	$ (1,750,575)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
(Loss)/Gain on marketable securities	(211,400)	211,400	-
Cumulative currency translation adjustment	9,058	(21,597)	-
Total Other Comprehensive Income (Loss)	(202,342)	189,803	-

COMPREHENSIVE LOSS	$ (1,155,616)	$ (190,874)	$ (1,750,575)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	84,991,594	58,342,000

The accompanying notes are an integral part of these financial statements

3

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	$ 94,773	$ 1,518,459	$ -	$ (1,750,575)	$ (137,343)

The accompanying notes are an integral part of these financial statements

4

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (953,274)	$ (380,677)	$ (1,750,575)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	-	-	3,806
Mineral rights for stock	-	(103,600)	(103,600)
Amortization of prepaid consulting	37,207	24,720	61,927
Loss on marketable securities	103,600	-	103,600
Loss on debt extinguishment	495,300	344,026	839,326
Loss on modification of warrants	207,651	-	207,651
Gain (loss) on foreign currency translations	9,058	(21,597)	-
Interest forgiven by shareholder	1,659	4,434	26,704
Accrued interest on convertible debentures	16,147	21,584	37,731
Bad debt	1,066	-	1,066
Changes in assets and liabilities
Prepaid expenses and deposits	3,241	(558)	-
Other receivable	(14,619)	(9,344)	(23,963)
Accounts payable	15,138	(12,664)	28,638

Net cash used in operating activities	(77,826)	(133,676)	(567,689)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Proceeds from notes and loans payable to stockholders	71,751	139,789	398,593

Net cash provided by financing activities	71,751	139,789	571,603

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(6,075)	6,113	108

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,183	70	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 108	$ 6,183	$ 108

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 1,659	$ 4,434	$ 26,704
Exchange of notes and loans for debentures	$ 112,294	$ 206,898	$ 319,192
Options issued for prepaid consulting services	$ -	$ 74,160	$ 74,160
Warrants issued as part of converted debentures	$ -	$ 383,828	$ 383,828
Payment of notes to stockholder for non-trading securities	$ 23,623	$ -	$ 23,623

The accompanying notes are an integral part of these financial statements

5

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Beeston Enterprises Ltd., “the Company,” was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, we are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.  We currently own a 100% interest in ten mineral claims comprising 4,826.46 hectares, known as the “Ruth Lake Property” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  The claims are in good standing until November 2, 2011.  Our interest in the Ruth Lake Property was  acquired from Candorado Operating Company, Ltd., a British Columbia corporation trading on the TSX Venture Exchange (Trading Symbol “CDO”).

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring losses, large accumulated deficits, is dependent on the shareholder to provide additional funding for operating expenses, is in the exploration stage, and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

The management of the Company plans to raise additional funds through shareholders’ loans, issuance of stock, and other capital transactions.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2010 AND 2009

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

Income Taxes

The Company utilizes Accounting Standards Codification (ASC) 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes in accordance with generally accepted accounting standards.  Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

In June 2006, the Financial Accounting Standards Board issued Interpretation no. ASC 740-10, Accounting for Uncertainty in Income Taxes.  ASC 740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with generally accepted accounting standards. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows.

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset which are fully reserved.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

Net Loss Per Share of Common Stock

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company has potentially dilutive securities, if there were earnings, in its convertible notes, warrants, and options as detailed below.

    2010               2009

Convertible debentures                                                    38,100,000    32,527,767

Options

                    200,000         200,000

Warrants

             122,025,667    32,527,767

_________    _________

Total

             160,325,667    65,255,534

Year Ended December 31,

    2010               2009

Net Loss

           $      (953,274)   $ (380,677)

Weighted Average common shares

outstanding (basic)

84,991,594      58,342,000

Options

  -                      -

Warrants

  -                      -

_________    _________

Weighted Average common shares

outstanding (diluted)

 84,991,594     58,342,000

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

NOTE 3 -

NOTES AND LOANS PAYABLE TO STOCKHOLDERS

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing notes and unsecured loans.  The notes are payable on demand and are non- interest bearing.  $112,084 worth of notes and loans were exchanged for convertible debentures and warrants as discussed in Note 4.

On September 13, 2010 a stockholder accepted 23,623,160 shares of USA Uranium (USAU) stock which the Company had received in exchange for mineral rights and subsequently expensed its total carrying value because the issuing company had lost its listing and was no longer trading.  The par value of the shares, $23,623, was offset against notes and loans totaling that amount as Additional Paid-in Capital for forgiveness of related-party debt.  There were notes and loans payable to stockholders of $9,415 and $80,954, respectively, as of December 31, 2010 and 2009.

Interest on notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 4 -

CONVERTIBLE DEBENTURES AND WARRANTS

Convertible Debentures-April 9, 2009

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

Attached to each debenture were warrants to purchase additional shares at the same exercise prices specified for the conversion features.  There were 6,332,850 share purchase warrants attached to the USD debenture and 5,004,000 share purchase warrants attached to the CAD debenture.  Exercise of the warrants is limited to holders whose percentage of the total stock of the Company would not exceed 10% upon exercise.  Both issues of warrants expire on April 9, 2012.

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

On April 9, 2010 the USD-denominated debenture of $126,677 and the CAD-denominated debenture of $125,100 (Valued at $106,111 USD) were converted to 32,527,761 shares of common stock .

Also on April 9, 2010, 3,903,332 shares of stock were issued in payment of $8,401 accrued interest and $1,008 related cumulative currency translation was recognized as expense.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 4 -

CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

On June 1, 2010 the terms of the warrants were amended.  The number of warrants associated with the USD-denominated debenture increased from 16,890,267 to 42,225,667 based on a revised exercise price of $.003 USD.  The number of warrants associated with the CAD-denominated debenture increased from 15,637,500 to 41,700,000 based on a revised exercise price of $.003 CAD and fair value of the stock on April 9, 2010 of $0.051.  The expiration date was changed from April 9, 2012 to June 1, 2013.

Convertible Debentures-June 4, 2010

On June 4, 2010 the Company issued two convertible debentures to a shareholder of the Company as replacement for prior loans made to the Company on promissory notes and other funds previously paid on behalf of the Company.  One debenture is for $66,300 USD and the other for $48,000 CAD (valued at $48,096 USD as of December 31, 2010).  The term is three years and each debenture earns interest at 12% per annum, calculated and payable annually.  Each debenture is also secured by a first “floating charge” over the undertaking and all property and assets of the Company. The accrued interest is $7,899 at December 31, 2010.

During the term of the debentures the holder may, at his option, convert all or part of the debt to common shares at a conversion rate of $.003 per share for the USD and CAD debentures.  The Company is also permitted to pay any accrued interest in the form of common shares at the same conversion rates.

Attached to each of the new debentures were warrants to purchase additional common shares at the same prices specified for the conversion feature.  There were 22,100,000 share purchase warrants attached to the USD debenture and 16,000,000 share purchase warrants attached to the CAD debenture.  Exercise of warrants is limited to holders whose percentage of the total stock of the Company would not exceed 10% upon exercise.  Both issues of warrants expire on June 4, 2013.

A loss from debt extinguishment due to the June 4, 2010 restructuring was recognized.  The fair value of the conversion feature  was $190,500 and the value of attached warrants was $304,800 for a total loss from debt extinguishment of $495,300.  Also, a warrant for warrant exchange was executed to separate the warrants from the debentures.  The exchange resulted in an increase in value of the warrants for an added loss from debt extinguishment of $207,651.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 5 -

PURCHASE OF MINERAL CLAIMS

On September 12, 2006 the Company purchased speculative mineral claims in Canada for $50,000 CAD which is collectively described as the “Ruth Lake Property” .  The expense was recognized as $44,811 USD.  The Company is obligated to pay any fees and assessments to maintain the claims.  The Company is obligated to pay the vendor a royalty of 2% of net smelter returns.  The royalty may be reduced to 1% by payment of $500,000 CAD ($501,002 USD as of December 31, 2010) or eliminated entirely by payment of $1,000,000 CAD ($1,002,004 USD as of December 31, 2010). As of December 31, 2010 the Company owns and still maintains a portion of the Ruth Lake Property.

NOTE 6 -

SALE OF MINERAL RIGHTS

Kranti Resources, Inc.

On January 18, 2007 the Company entered into an agreement with Kranti Resources, Inc., “Kranti,” to grant Kranti an option to acquire one of the Company’s mining claims  upon the payment of $20,000 USD, payable at the time of entering  into the agreement.  In addition, a performance of a program for development and exploration on the mineral property totaling $175,000 CAD over a four-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase Kranti would assume a  2% royalty of net smelter returns payable to the original owner of the mining claim  and would receive a payout right of $1,000,000 CAD.  Additionally, Kranti would assume a 2% royalty obligation to the Company, based on net smelter returns, with a payout of $2,000,000 CAD.

Kranti failed to carry out the exploration work due by the second anniversary date of the option agreement so the Company amended the agreement on January 16, 2009 to allow Kranti an extension of time to June 30, 2009 to meet these exploration requirements.  On June 22, 2009 the Company entered into a Second Amending Agreement which extended the date for completion of the exploration work required for the second anniversary of the option agreement to December 31, 2009, in consideration of Kranti agreeing to increase exploration work required under the option agreement by $50,000 CAD to $225,000 CAD.  On December 30, 2009 the Company and the optionee entered into a Third Amending Agreement extending the due date for completion of the second anniversary work requirements to June 30, 2010 and increasing the overall exploration work obligation by another $25,000 CAD, for a total commitment of $250,000 CAD.  The Company and Kranti executed a Fourth Amending Agreement dated February 11, 2010 extending the due date for the exploration work to be carried out by the third anniversary date to December 31, 2010, in consideration of Kranti agreeing to carry out an additional $25,000 CAD in exploration and development work or payments in lieu of work, bringing the total commitment to $275,000 CAD.  On July 1, 2010 the Company gave notice to Kranti that it was in default of the second anniversary work requirement under the option agreement with the

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

Kranti Resources, Inc. (Continued)

 Company.  Kranti had 35 days from the notice date to meet the requirements or the Option Agreement and the option represented would terminate.  On August 5, 2010, Kranti remained in default and the option agreement was terminated.

USA Uranium Corp.

On September 24, 2009 the Company entered into an option agreement with a junior mining company, USA Uranium Corp., “USAU,” granting it an option to acquire a 50% interest in nine mining claims upon payment, in the form of stock of USAU, valued at $103,600 on September 24, 2009, and the performance of a program of development and exploration on the mineral property totaling $300,000 CAD over a two-year period, with amounts to be completed at each anniversary.  Upon exercise of the option to purchase, USAU would assume a 2% royalty on net smelter returns payable to the original owner of the claims and would receive the payout right of $1,000,000 CAD.  If the option were exercised, the optionee and the Company could enter into a joint venture for exploration and development.  If the optionee were to fail to meet the maintenance requirements, whether through the failure to perform exploration work on the mining claims or the payment of cash in lieu thereof, the Company may pay the required fees in lieu of exploration work and recover from USAU.

As of December 31, 2010 the Company has incurred expense of $23,044 CAD for maintenance payment reimbursements due.  On October 26, 2010 the Company entered into an agreement with USAU wherein the Company agreed to accept 23,043,880 shares of USAU stock, in exchange for the $23,044 CAD tenure reimbursements which had been fully recognized as a bad debt.  The Company also agreed to accept 26,956,120 shares of USAU stock in satisfaction the amount of $26,956 CAD being the balance of the exploration program of $50,000 CAD for which USAU was in default less a credit of $23,044 CAD given to USAU by Beeston for settlement of tenure maintenance paid by Beeston on behalf of USAU.  USAU also agreed to pay the Company 75,000,000 common shares at a price equal to the par value of the common stock of USAU, in consideration of Beeston agreeing to reduce the number of mining claims under option to USAU from nine claims to four claims, thereby reducing USAU’s maintenance costs.  All CAD$ amounts were deemed to be at par with the US$ under the terms of the agreement and all shares were issued at a price equal to the par value of the common stock of $0.001. On November 2, 2010, USAU allowed the four mining claims that remained under option to USAU from Beeston to lapse.  These four mining claims were reclaimed by Beeston at a cost of $1,064 CAD ($1, 066 USD) which is due from USAU.  The parcels reclaimed are free of tenure payment obligations until November 2, 2011.  As of December 31, 2010, none of the additional shares of USAU were received and the USAU shares have been delisted.  Due to doubt about USAU’s ability to perform and the absence of a value for its shares, the Company has created a bad debt reserve for the USAU debt of $1,066 and reduced the carrying value of USAU shares to $0.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 -        SALE OF MINERAL RIGHTS (CONTINUED

Mariposa Resources Ltd.

On September 25, 2009 the Company entered into an agreement with another junior mining company, Mariposa Resources Ltd., “Mariposa,” granting it an option to acquire a 50% interest in eight mining claims comprising its mineral property rights upon the payment, in the form of Mariposa stock, payable within six months of the date of signing the option agreement (By March 24, 2010) and the performance of a program of exploration and development on the mineral property totaling $250,000 CAD over a two-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase, Mariposa will assume a 2% royalty on net smelter returns payable to the original owner of the claims and will receive the payout right of $1,000,000 CAD.  If the option is exercised, Mariposa and the Company may enter into a joint venture for exploration and development.  If Mariposa were to fail to meet the maintenance requirements, whether for failure to perform exploration work on the mining claims or the payment in lieu of cash thereof, the Company may pay the required fees in lieu of exploration work and recover from Mariposa.  As of December 31, 2010 the Company has recorded a receivable of $22,897 due from Mariposa as reimbursement for maintenance payments it has made on Mariposa’s behalf.

On March 24, 2010 the due date for payment of the shares under the Company’s option agreement dated September 25, 2009 was extended to June 24, 2010 in consideration of Mariposa agreeing to perform an additional $50,000 CAD of exploration and development work on the optioned mining claims.  On June 24, 2010 the Company entered into a further amending agreement extending the due date for payment of its stock and for the completion of the initial $50,000 CAD exploration and development program to December 31, 2010, in consideration of Mariposa agreeing to an increase in the number of its shares to be received from 1,000,000 shares to 1,500,000 shares.

As of December 31, 2010 the Company had not received the 1,500,000 shares of Mariposa stock and had incurred $22,851 CAD reimbursable costs, valued at $22,897 USD, for which reimbursement is due from Mariposa.  On November 2, 2010 all eight of the claims covered by the agreement lapsed for failure to pay maintenance fees.  The Company reclaimed four of the nine mining claims, which four mining claims are now free of tenure obligations until November 2, 2011.

Okana Ventures, Inc.

On August 9, 2010 the Company, as optionor, entered into an Agreement to sell a partially developed mineral claim in British Columbia, Canada.  The optionee, Okana Ventures, Inc., “Okana,” is a company of which the Company’s President is also the President.  Okana can acquire title to the claim by payment of $2,500 USD upon signing the Agreement and another $2,500 USD by August 31, 2010

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 -

SALE OF MINERAL RIGHTS (CONTINUED)

Okana Ventures, Inc. (Continued)

and by carrying out a $200,000 CAD program of exploration and development ($200,401 USD as of December 31, 2010).  Okana had paid the initial $5,000 as of August 31, 2010, reported as a sale of mineral rights.  The exploration and development program consists of incurring exploration and development expense according to the following schedule:

     By August 31, 2011:  $25,000 CAD

     By August 31, 2012:  $25,000 CAD additionally

     By August 31, 2013:  $50,000 CAD additionally and

     By August 31, 2014:  $100,000 CAD additionally to complete the purchase.

Upon fulfillment of the exploration and developmental program, Okana assumes an obligation to pay a royalty of 2% of net smelter returns to the original owner of the claim, with an option to reduce the royalty to 1% upon payment of $500,000 CAD or to eliminate the royalty by payment of $1,000,000 CAD.  Additionally, Okana assumes an obligation to pay an identical 2% royalty and payout opportunity to the Company.

NOTE 7 -

MARKETABLE SECURITIES

On September 24, 2009 the Company entered into an option agreement with a junior mining company, USA Uranium Corp. (“USAU”), granting it an option to acquire a 50% interest in nine mining claims upon payment, in the form of stock of USAU, valued at $315,000 on December 31, 2009.

As of December 31, 2010, the USAU shares received by the Company have been delisted.  Due to doubt about USAU’s ability to perform and the absence of a value for its shares, the Company reduced the carrying value of USAU shares to $0.

NOTE 8 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2010 and 2009 the Company has 500,000,000 shares of common stock authorized and 94,773,093 and 58,342,000, respectively, issued and outstanding.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 8 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 9 -

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

NOTE 10 -

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements”. ASC 820 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

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

DECEMBER 31, 2010 AND 2009

NOTE 10 -

FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Inputs- Inputs with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Assets Level 1 Level 2 Level 3 Total

Cash $ 108 $ - $ - $ 108

Total Assets 108 - - 108
==== ==== ====== =====
Notes payable - 9,415 9,415
Convertible debentures - 122,295 122,295

Total Liabilities - 131,710 131,710
===== ====== ====== ======

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Assets Level 1 Level 2 Level 3 Total

Cash $ 6,483 $ - $ - $ 6,483

Total Assets 6,483 - - 6,483
==== ==== ====== =====
Notes payable - 80,954 80,954
Convertible debentures - 227,670 227,670

Total Liabilities - 308,624 308,624
===== ====== ====== ======

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 11 -

LONG TERM DEBT MATURITY SCHEDULE

The Company has long term debt in the form of convertible debentures which become due for payment, in the form of cash or Company stock, in three years.  The debentures were valued at $122,295 as of December 31, 2010.  The five-year long- term debt maturity schedule is as follows:

2011

$       - 0 –

2012

         - 0 –

2013

     122,295

2014

         - 0 –

2015

         - 0 -

NOTE 12 -

SUBSEQUENT EVENTS

On January 12, 2011 the Second Private Placement Memorandum, mentioned above in Note 8, lapsed with no shares sold under the memorandum.

On November 30, 2010, Mariposa Resources Ltd., the second junior mining company optionee mentioned above in Note 6, changed its name to Lithium Exploration Group, Inc., “Lithium.”  As of December 31, 2010 Lithium was in default of payment of a total of 1,500,000 shares of its common stock to Beeston and of its obligation to perform $100,000 CAD of exploration and development work on the optioned mining claims as part payment of the option exercise price under its option agreement with the Company.  Lithium is also indebted to Beeston in the amount of $22,851.11 CAD, valued at $22,897 USD, related to the mining claim maintenance fees and re-claiming fees paid by Beeston on behalf of Lithium.  Lithium has since terminated its option agreement with Beeston, by notice dated February 14, 2011.  The Company is currently pursuing Lithium in regard to the collection of the outstanding debts, the loss of four mining claims and the ongoing maintenance requirements for the reclaimed mining claims.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of December 31, 2010, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

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

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2010, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Age	Position	Date of Election or Appointment
Michael Upham	55	Director, President, Secretary, Treasurer, CEO, CFO	June/July,2009

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

ITEM 11.  EXECUTIVE COMPENSATION.

(a) Mr. Upham received directors fees totaling $12,000 during the period of June15, 2009 to December 15, 2009.  No officer or director of Beeston received any remuneration in the form of salaries and/or allowances during 2009 and 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2010, Beeston had no compensation plans in effect under which equity securities are authorized for issuance.

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

ITEM14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.

Audit Fees:  Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q:

2010:

$28,150

2009:

$17,000

2.

Audit-Related Fees:  Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2010:

$6,500

2009:

$6,200

3.

Tax Fees:  Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2010:

$0

2009:

$0

4.

All Other Fees:  Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2010:

$0

2009:

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
Date: April 13, 2011