Form 10-Q
period 2011-03-31
BEESTON ENTERPRISES LTD
filed 2011-05-17
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

BEESTON ENTERPRISES LTD.

NEVADA	88-04360717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1685 H Street, #219

Blaine, WA  98230-5110

(Address of principal executive offices)

(877) 208-6141

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

As of May 16, 2011, the Company had 118,179,241 issued and outstanding shares of its common stock.

Table of Contents

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  15

Item 4. Controls and Procedures.

23

PART II — OTHER INFORMATION

24

Item 6. Exhibits

24

SIGNATURES

24

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011 AND 2010

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of March 31, 2011 and December 31, 2010

5

Condensed Statements of Operations and Comprehensive Loss for the
Three Months Ended March 31, 2011 and 2010 with Cumulative
Totals Since Inception

6

Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2011 and 2011 with cumulative Totals Since Inception

7

notes To Condensed Financial Statements

8

BEESTON ENTERPRISES LTD. (AN EXPLORATION STAGE COMPANY) CONDENSED BALANCE SHEETS (UNAUDITED) ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)

Current Assets
Cash and cash equivalents	$ 11,723	$ 108
Other receivable, net	23,983	22,897
Prepaid consulting	406	12,233
Total Current Assets	36,112	35,238

TOTAL ASSETS	$ 36,112	$ 35,238

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$ 11,000	$ 28,638
Notes payable to stockholder	-	9,415
Option liability	406	12,233
Total Current Liabilities	11,406	50,286

Long Term Debt
Convertible debentures, related party, and accrued interest	128,186	122,295
Total Long Term Debt	128,186	122,295

Total Liabilities	139,592	172,581

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 500,000,000 shares authorized and
116,197,003 and 94,773,093 shares, respectively, issued and outstanding	116,197	94,773
Additional paid-in capital	1,573,203	1,518,459
Deficit accumulated during the development and exploration stages	(1,792,880)	(1,750,575)

Total Stockholders' Deficit	(103,480)	(137,343)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 36,112	$ 35,238

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2011	2010	to March 31, 2011

REVENUE
Sale of mining claims	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	492	385,503
Consulting	28,327	9,270	102,699
Professional fees	6,750	8,523	227,059
Administrative expenses	2,283	473	115,723
Depreciation	-	-	3,806
Total Operating Expenses	37,360	18,758	834,790

LOSS BEFORE OTHER INCOME (EXPENSE)	(37,360)	(18,758)	(702,901)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,557)	(8,219)	(57,840)
Foreign currency transaction loss	(1,388)	-	(17,807)
Loss from debt extinguishment	-	-	(839,326)
Loss on modification of warrants	-	-	(207,651)
Loss on marketable securities	-	-	(103,600)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(4,945)	(8,219)	(1,089,979)

NET LOSS APPLICABLE TO COMMON SHARES	$ (42,305)	$ (26,977)	$ (1,792,880)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on securities	-	(204,000)	-
Cumulative currency translation adjustment	-	(4,444)	-
Total Other Comprehensive (Loss)	-	(208,444)	-

COMPREHENSIVE LOSS	$ (42,305)	$ (235,421)	$ (1,792,880)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	100,512,730	58,342,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999
	2011	2010	to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (42,305)	$ (26,977)	$ (1,792,880)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of prepaid consulting	11,827	9,270	73,754
Gain (loss) on foreign currency translation	1,387	(911)	2,473
Interest forgiven by shareholder	24	892	26,728
Accrued interest on convertible debentures	3,418	7,690	41,149
Other	-	-	1,051,900
Changes in assets and liabilities
Prepaid expenses and deposits	-	(96)	-
Accounts receivable	-	(9,067)	(25,100)
Accounts payable	(17,638)	(2,239)	11,000
Notes and loans from stockholder	-	-	9,415
Net cash (used in) operating activities	(43,287)	(21,438)	(601,561)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	54,902	-	227,912
Proceeds from notes and loans payable to stockholder	-	16,095	389,178
Net cash provided by financing activities	54,902	16,095	617,090

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	11,615	(5,343)	11,723

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	108	6,183	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 11,723	$ 840	$ 11,723

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 23	$ 892
Amortization of option liability	$ 11,827	$ -
Debt from warrants exercise proceeds	$ 9,415	$ -

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

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

Basis of Presentation

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto included in our Form 10-K filed on April 13, 2011.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Significant Accounting Policies

There have been no material changes during 2011 in the Company’s significant accounting policies to those previously disclosed in the 2010 Form 10-K.

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

      Three Months  Ended March 31,

    2011               2010

Convertible debentures

           38,100,000

32,527,767

Options

    200,000

    200,000

Warrants

         100,601,757

32,527,767

         __________

_________

Total

         138,901,757       65,255,534

        Three Months Ended March 31,

    2011               2010

Net Loss

           $ (42,305)       $ (26,977)

Weighted Average common shares

outstanding (basic)

          100,512,730      58,342,000

Options

       -                     -

Warrants

       -                      -

__________   _________

Weighted Average common shares

outstanding (diluted)

100,512,730    58,342,000

NOTE 3 -

SALE OF MINERAL RIGHTS

Lithium Exploration Group, Inc., aka Mariposa Resources Ltd.

On September 25, 2009 the Company entered into an agreement with another junior mining company, Mariposa Resources Ltd., “Mariposa,” granting it an option to acquire a 50% interest in eight mining claims comprising its mineral property rights upon the payment, in the form of Mariposa stock, payable within six months of the date of signing the option agreement (By March 24, 2010) and the performance of a program of exploration and development on the mineral

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -

SALE OF MINERAL RIGHTS (CONTINUED)

Lithium Exploration Group, Inc., aka Mariposa Resources Ltd.

property totaling $250,000 CAD over a two-year period, with amounts to be completed by each anniversary.  Upon exercise of the option to purchase, Mariposa will assume a 2% royalty on net smelter returns payable to the original owner of the claims and will receive the payout right of $1,000,000 CAD.  If the option is exercised, Mariposa and the Company may enter into a joint venture for exploration and development.  If Mariposa were to fail to meet the maintenance requirements, whether for failure to perform exploration work on the mining claims or the payment in lieu of cash thereof, the Company may pay the required fees in lieu of exploration work and recover from Mariposa.  As of March 31, 2011 the Company has recorded a receivable of $23,983 due from Mariposa as reimbursement for maintenance payments it has made on Mariposa’s behalf.

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

On November 2, 2010 all eight of the claims covered by the agreement lapsed for failure to pay maintenance fees.  The Company reclaimed four of the eight mining claims, which four mining claims are now free of tenure obligations until November 2, 2011.  On November 30, 2010 Mariposa Resources Ltd. changed its name to Lithium Exploration Group, Inc., (“Lithium”).  As of December 31, 2010 Lithium was in default of payment of a total of 1,500,000 shares of its common stock to Beeston and of its obligation to perform $100,000 CAD of exploration and development work on the optioned mining claims as part payment of the option exercise price under its option agreement with the Company.  Lithium is also indebted to Beeston in the amount of $22,851 CAD, valued at $23,983 USD on March 31, 2011, related to the mining claim maintenance fees and reclaiming fees paid by Beeston on behalf of Lithium.  Lithium has terminated its option agreement with Beeston, by notice dated February 14, 2011, and effective March 17, 2011.  The Company is currently pursuing Lithium in regard to the collection of the outstanding debts, the loss of four mining claims and the ongoing maintenance requirements for the reclaimed mining claims.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ DEFICIT

Common Stock

On March 2, 2011, Beeston approved the exercise of 16,200,000 warrants issued as part of the April 9, 2009 U.S.$ Convertible Debenture.  Under the terms of its issue, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003.  As a result of this exercise of warrants, the Company received $48,600. The proceeds were used to fund the operations.

On March 25, 2011, Beeston approved the exercise of 2,667,330 warrants issued as part of the June 4, 2010 U.S.$ Convertible Debenture and a further 2,556,580 warrants issued as part of the June 4, 2010 CAD$ Convertible Debenture to a related party.  Under the terms of the issue for the warrants under the June 4, 2010 U.S.$ Convertible Debenture, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003(U.S.).  Under the terms of the issue of the warrants under the June 4, 2010 CAD$ Convertible Debenture, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003(CAD).  Payment of the exercise price of the respective warrants was made by way of set off of debt owed by Beeston to the holder of the warrants.  In the case of the U.S.$ warrants, $8,002 (U.S.) of debt, and in the case of the CAD $ warrants, $7,670(CAD) of debt.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

LONG TERM DEBT MATURITY SCHEDULE

The Company has long term debt in the form of convertible debentures which become due for payment, in the form of cash or Company stock, in three years.  The debentures were valued at $128,186 as of March 31, 2011.  The five-year long- term debt maturity schedule is as follows:

2011

$       - 0 –

2012

         - 0 –

2013

     128,186

2014

         - 0 –

2015

         - 0 -

NOTE 6 -

SUBSEQUENT EVENTS

On April 29, 2011, Beeston received a notice of election to exercise a total of 1,982,238 warrants that were issued as part of the April 9, 2009 U.S.$ Convertible Debenture.  Under the terms of this issue, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003(U.S.).  As a result of this exercise of warrants, the Company received funds of $5,946(U.S.).

On May 3, 2011 the Company reached a settlement with Lithium (See Note 3 above).  Under terms of the settlement, Beeston will receive the sum of $54,624 CAD ($57,330 USD at March 31, 2011) and 200,000 restricted shares of common stock of Lithium in full and complete settlement of all claims against Lithium including, but without limitation, all claims for the payment of various amounts due and owing to Beeston by Lithium under terms of the option agreement for past and future mining claim maintenance fees, the costs of reclaiming four of the eight mining claims optioned under the option agreement and damages for loss of four mining claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenues, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  We have generated no revenues, other than $131,889 from the sale of mineral claims, since inception (July 12, 1999) and have incurred a total of $834,790 in operating expenses through March 31, 2011.  As of March 31, 2011 we have an accumulated deficit of $1,792,880.  Net cash provided by financing activities since inception through March 31, 2010, was $617,090, consisting of $227,912 raised from the sale of common stock and $389,178 in loans from former officers and directors of the Company.

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

In our pursuit of other mining properties of interest in the same area as our current mineral claim holdings, we acquired an option on certain mineral claims, referred to collectively as the “Bluff Lake Property,” that are proximate to our previously acquired Ruth Lake Property.  Pursuant to the terms of this option, we could obtain up to a sixty percent (60%) interest in these mineral claims through the payment of cash and the performance of exploration work upon the optioned claims over a two year period.  Upon our acquiring a minimum interest of fifty percent (50%) in the optioned mineral claims, either party to the option agreement could then require participation of the other party in the further exploration and development of the optioned mineral claims pursuant to a joint venture.

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

We retained the services of geologists to interpret the airborne geophysical survey and the existing geological information in relation to the Bluff Lake Property and to make recommendations for the further exploration of the property.  As a result of the recommendations of our geologists we carried out a $200,000 two-phased exploration program on the Bluff Lake Property over a two year period from 2007 to 2008.  The first phase of this program entailed reconnaissance grids and sampling on the targets identified by our geologists as well as some general prospecting, rock sampling and Mapping.   As a result of the work carried out during the first phase of exploration we were able to define a cooper-in-soil anomaly nearly 500 meters long and at least 150 meters wide that appeared to be open to the east and west and coincided with a zone of weathered monzonitic intrusive rocks that differ markedly from the intrusive rocks elsewhere on the property.   Phase two of our exploration program exploration program, involving road construction, diamond drilling and in-fill soil sampling, was commenced in June, 2008.  However, completion of the exploration work was suspended due to a lack of funding.  Despite its best efforts, the Company was unable to raise the necessary funds to complete phase two of its exploration program on the Bluff Lake Property within the time period provided under its option, despite various extensions.  As a result, pursuant to an agreement dated October 3, 2008, the Company agreed to terminate its option and the right thereunder to acquire various interests in the Bluff Lake Property and the optionor agreed to assume all responsibility and liability for phase two of the Company’s exploration program on the Bluff Lake Property.

The Ruth Lake Property had not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Again, we utilized the services of our geologists to interpret the airborne geophysical survey and the existing geological information in relation to the Ruth Lake Property and to identify target areas and make recommendations for the further exploration of the property.  Based on our geologists recommendation, an initial exploration program of approximately $50,000 CAD was carried on the Ruth Lake Property which involved the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  Each target area was then explored by geochemical soil sampling and prospecting.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property.  Initially this work program was to be carried out in late fall of 2008, then the summer of 2009, and was subsequently delayed pending the results of the exploration work was to be carried out on various large parcels of the Ruth Lake Property under option agreements entered into by the Company with two other junior mining companies. We have maintained our interest in the remaining mining claims that are not under option by paying the monthly cash in lieu of exploration and development work required to keep these mining claims in good standing. It is our intention to continue to make these monthly payments until the work programs on the optioned mining claims have progressed further.

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

In September, 2009, the Company entered into agreements with USA Uranium Corp (“USAU”) and Mariposa Resources, Ltd. (“Mariposa”), both junior mining companies, under which we granted each company an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property, which options may be exercised through the payment to Beeston of common shares to be issued out of their respective treasuries and the performance of exploration work upon their respective optioned claims over a two year period.  Upon Mariposa acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either Mariposa or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   Upon USAU acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either USAU or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.   USAU and Mariposa were each be responsible for maintaining their respective optioned mineral claims in good standing.  To the extent that Beeston became obligated to pay any fees to maintain these optioned mineral claims, USAU and/or Mariposa are required to reimburse the Company.

On March 24, 2010, the Company entered into an agreement with Mariposa extending the date for the payment of shares of its common stock to Beeston, as part of the exercise of the option to purchase under the option agreement with Beeston, for an additional three months in consideration of Mariposa increasing the exploration work required as part of the exercise of the option to purchase the mineral claims it optioned from Beeston.  The Company entered into a another agreement with Mariposa on June 24, 2010, under which Beeston granted Mariposa a further extension for the payment of shares of its common stock and for the completion of its initial exploration and development as required under the option agreement with Beeston until December 31, 2010, in consideration for an increase in the number of shares payable as part of the exercise of the option to purchase the mining claims.

On August 9, 2010, the Company entered into an agreement with Okana Ventures, Inc. ("Okana"), a junior mining company, under which the Company granted Okana an option to purchase a certain mineral claim comprising part of its Ruth Lake Property by the payment of cash and the performance of a series of work programs over a period of four years.   The mineral claim optioned to Okana is subject to a royalty of 2% of net smelter returns payable to the original owner of the claim with a payout of $1,000,000 (CAD), and an additional royalty of 2% of net smelter returns payable to the Company, with a payout of $2,000,000 (CAD).

As of September 24, 2010, USA Uranium Corp (“USAU”) was in default of its exploration work requirement under its option agreement with Beeston.  On October, 26, 2010, following discussions with USAU regarding its default as well as its inability to cover the on-going property maintenance costs as required under its option agreement with Beeston, the Company and USAU entered into an agreement pursuant to which the parties agreed to the issue of shares of the common stock of USUA to Beeston in satisfaction and settlement of the default and the outstanding debt.  USAU is to issue 26, 956,120 common shares in satisfaction of the exploration work for which it was in default and a further 23,043,880 common shares in settlement of its outstanding debt for the payment of on-going property maintenance payments made on its behalf by Beeston.  The parties also agreed to reduce the number of mining claims covered by the option agreement between them in consideration of USAU agreeing to issue 75,000,000 common shares to Beeston.  On November 2, 2010, USA allowed the four claims that remained under option to it from Beeston to lapse.  These four mining claims were reclaimed by Beeston at a cost of $1,064 CAD which amount is currently due and owing to Beeston by USAU.

On November 3, 2010, due to the failure of Mariposa to maintain the mining claims under option from Beeston, the mining claims were allowed to lapse.  Beeston has since been able to reclaim four of the eight mining claims originally under option to Lithium (“Mariposa”).  On November 30, 2010 Mariposa merged with its wholly owned subsidiary “Lithium Exploration Group, Inc.” (“Lithium”).  As of December 31, 2010, Lithium was in default under the terms of its agreement.  Lithium has since terminated its option agreement with Beeston, by notice dated February 14, 2011, effective March 17, 2011.  Following the termination of the option agreement by Lithium, the Company entered into negotiations with Lithium in regard to its claims against Lithium for the outstanding debts, the loss of four mining claims and the ongoing maintenance requirements for the reclaimed mining claims. On May 3, 2011, the Company reached a settlement with Lithium in regard to all of its claims against Lithium.  Under the terms of the settlement, Beeston will receive the sum of $54,624(CAD) and 200,000 restricted shares of common stock of Lithium in full and complete settlement of all claims against Lithium including, but without limitation, all claims for the payment of various amounts due and owing to Beeston by Lithium under the terms of the Option Agreement for past and future mining claim maintenance fees, the costs for re-claiming four of the eight mining claims optioned under the Option Agreement and damages for the loss of four mining claims.

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

Due to the current market for the shares of common stock of the Company, on July 12, 2010, our Board of Directors approved a further private placement offering for 30,000,000 units of the Company at an offer price of $0.005 per unit.  Each offered unit is comprised of one share of Beeston’s common stock and two warrants, with one warrant (“Warrant A”) being exercisable into one share of Beeston’s common stock for a period of one year from the closing date of this private placement offering at a price of $0.0055 and one warrant (“Warrant B”) being exercisable into one share of Beeston’s common stock for a period of one year and six months from the closing date of this private placement offering at a price of $0.006. We had anticipate raising up to $150,000 by means of this private placement offering, however, it expired on January 12, 2011, without any units having been sold.

We have also had to borrow funds in order to fund part of our ongoing operations.  As a result, on April 9, 2009, the Company issued two convertible debentures to a shareholder, Mr. Smith, to secure payment of various loans and payments made by Mr. Smith on behalf of the Company.  One convertible debenture was for $126,677 (U.S.) (the “U.S.$ Debenture”) and the other was for $125,100 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures was three (3) years and each debenture earned interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

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

On June 1, 2010, as incentive to the holders of both the U.S.$ Debenture and the CAD$ Debenture to exercise the share purchase warrants granted thereunder, Beeston and the holders of the U.S.$ Debenture and the CAD$ Debenture agreed to exchange each of the U.S.$ Debenture and the CAD$ Debenture for share warrant purchase agreements which provide for a reduction in the share purchase warrant prices and an increase in the number of share purchase warrants granted thereunder.   In the case of the debenture issued in exchange for the U.S.$ Debenture, the share purchase warrant price is reduced from $0.0075(U.S.) to $0.003(U.S.) and the number of share purchase warrants is increased from 16,890,267 to 42,225,667, and in the case of the debenture issued in exchange for the CAD$ Debenture, the share purchase warrant price is reduce from $0.008(CAD) to $0.003(CAD) and the number of share purchase warrants is increased from 15,637,500 to 41,700,000.  On August 30, 2010 the share purchase warrant agreements were exchanged for warrant certificates.   The expiry date for these warrant certificates is June 1, 2013.

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

In an effort to reduce its current debt load, on September 13, 2010, the Company sold a total of 23,623,160 shares of USA Uranium Corp (“USAU”) owned by the Company to Mr. Smith for the sum of$23,623 or $0.001 per share, the par value of the shares.  Payment for the shares was by way of set-off against loans and other advances of money made by Mr. Smith to the Company.  The shares of USAU are currently not trading and the securities have been written off by the Company on its books.

The Company can also raise funds through the exercise of the various warrants outstanding.  On March 2, 2011, and again on April 29, 2011, Beeston received notices of election to exercise a total of 16,200,000 warrants and 1,982,238 warrants, respectively, all issued as part of the April 9, 2009 U.S.$ Convertible Debenture.  Under the terms of its issue, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003.  As a result of this exercise of warrants, the Company received funds of $48,600(U.S.) and $5,946(U.S.), respectively.

On March 25, 2011, Beeston received notices of election to exercise 2,667,330 warrants issued as part of the June 4, 2010 U.S.$ Convertible Debenture and a further 2,556,580 warrants issued as part of the June 4, 2010 CAD$ Convertible Debenture.  Under the terms of the issue for the warrants under the June 4, 2010 U.S.$ Convertible Debenture, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003(U.S.).  Under the terms of the issue of the warrants under the June 4, 2010 CAD$ Convertible Debenture, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003(CAD).  Payment of the exercise price of the respective warrants was made by way of set off of debt owed by Beeston to the holder of the warrants.  In the case of the U.S.$ warrants, $8,002 (U.S.) of debt, and in the case of the CAD $ warrants, $7,670 (CAD) of debt.

On April 14, 2009 the Company entered into an agreement with John Perez, consultant (the “Consulting Agreement”) for the purpose of retaining Mr. Perez to provide corporate communications and public relations services for the Company.  Under the terms of the Consulting Agreement Mr. Perez has been granted an option to purchase up to 7,200,000 shares of the common stock of the Company (the “Option”) at a price of $0.04(U.S.) per share (the “Option Shares”), over the term of the Consulting Agreement of two (2) year.  Mr. Perez has the right to exercise the Option for 200,000 of the Option Shares at the time of entering to the Consulting Agreement and the right thereafter to exercise the Option for the balance of the Option Shares based on the trading price of the Company’s shares from time to time as reported on the Over-the-Counter Bulletin Board electronic quotation system.  The Company retains the right to terminate the Consulting Agreement and the Option granted thereunder, at its option, upon thirty (30) days notice.  To date, no shares have been issued by the Company under this contract with Mr. Perez.  This Consulting Agreement will terminate on April 14, 2011.

Going Concern Consideration:

Our external auditors issued a going concern opinion on our December 31, 2010, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities and interests in our mining properties for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or further sales of our mining properties to continue our operations. The financing may take the form of additional sales of debt or equity securities and/or loans from our directors. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of March 31, 2011, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls during the first quarter ended March 31, 2011. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                         BEESTON ENTERPRISES LTD,

May 16 , 2011

                      _/s/ Michael Upham________________

Date

                                        MICHAEL UPHAM, PRESIDENT