Form 10-Q
period 2011-06-30
BEESTON ENTERPRISES LTD
filed 2011-08-15
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such file).  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “an accelerated filer”, “a non-accelerated filer”, and “smaller reporting company: in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

            Accelerated filer

 [  ]

Non-accelerated filer   [  ]                                                                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                           Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011, the Company had 160,851,241 issued and outstanding shares of its common stock.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED BALANCE SHEETS

4

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO CONDENSED FINANCIAL STATEMENTS

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  12

Item 4. Controls and Procedures.

20

PART II — OTHER INFORMATION

21

Item 6. Exhibits

21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(UNAUDITED)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$ 41,720	$ 108
Deposits	125	-
Other receivable, net	-	22,897
Prepaid consulting	-	12,233
Marketable securities	342,000	-
TOTAL ASSETS	383,845	35,238

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$ 18,736	$ 28,638
Notes payable to stockholder	-	9,415
Option liability	-	12,233
Total current liabilities	18,736	50,286

Long term debt
Convertible debentures, related party, and accrued interest	-	122,295
Total long term debt	-	122,295

Total liabilities	18,736	172,581

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 500,000,000 shares authorized and
160,851,241 and 94,773,093 shares, respectively, issued and outstanding	160,851	94,773
Additional paid-in capital	1,664,155	1,518,459
Deficit accumulated during the development and exploration stages	(1,459,897)	(1,750,575)

Total Stockholders' Deficit	365,109	(137,343)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 383,845	$ 35,238

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		July 12, 1999
	2011	2010	2011	2010	to June 30, 2011

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	508	-	1,000	385,503
Consulting	17,533	9,245	45,860	18,515	120,232
Professional fees	20,850	9,186	27,600	17,709	247,909
Administrative expenses	3,484	1,112	5,767	1,585	119,207
Provision for bad debts	-	13,878	-	13,878	-
Depreciation	-	-	-	-	3,806
Total Operating Expenses	41,867	33,929	79,227	52,687	876,657

LOSS BEFORE OTHER INCOME (EXPENSE)	(41,867)	(33,929)	(79,227)	(52,687)	(744,768)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,466)	(2,341)	(6,023)	(10,560)	(60,306)
Foreign currency transaction gain (loss)	1,019	(13,194)	(369)	(13,194)	(16,788)
Claim settlement gain	1,048,297	-	1,048,297	-	1,048,297
Loss from debt extinguishment	-	(495,300)	-	(495,300)	(839,326)
Loss on modification of warrants	-	(134,477)	-	(134,477)	(207,651)
Loss on marketable securities	(672,000)	-	(672,000)	-	(775,600)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	374,850	(645,312)	369,905	(653,531)	(715,129)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$ 332,983	$ (679,241)	$ 290,678	$ (706,218)	$ (1,459,897)

NET INCOME (LOSS) PER BASIC
AND DILUTED SHARES	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Loss on securities	-	(111,000)	-	(315,000)	-
Cumulative currency translation adjustment	-	12,092	-	7,648	-
Total Other Comprehensive (Loss)	-	(98,908)	-	(307,352)	-

COMPREHENSIVE INCOME (LOSS)	$ 332,983	$ (778,149)	$ 290,678	$ (1,013,570)	$ (1,459,897)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	130,208,000	91,570,000	115,476,000	75,048,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	209,104,000	91,570,000	194,371,000	75,048,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		July 12, 1999
	2011	2010	to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 290,678	$ (706,218)	$ (1,459,897)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of prepaid consulting	12,233	18,515	74,160
Gain on foreign currency translation	1,097	7,648	1,097
Interest forgiven by shareholder	24	1,553	26,728
Accrued interest	5,884	9,308	43,615
Claim settlement gain	(1,014,000)	-	(1,014,000)
Market to market on marketable securities	672,000	-	672,000
Other	-	643,655	1,051,900
Changes in assets and liabilities
Prepaid expenses and deposits	(125)	(114)	(125)
Accounts receivable	22,874	(17,500)	(1,089)
Accounts payable and accrued expenses	(9,900)	(2,402)	18,687
Net cash (used in) operating activities	(19,235)	(45,555)	(586,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	60,847	-	233,857
Proceeds from notes and loans payable to stockholder	-	39,575	398,593
Net cash provided by financing activities	60,847	39,575	632,450

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	41,612	(5,980)	41,720

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	108	6,183	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 41,720	$ 203	$ 41,720

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 23	$ 892
Amortization of option liability	$ 12,233	$ 18,515
Conversion of convertible debentures into stock	$ 115,405	$ 232,788
Conversion of notes and loans payable into stock	$ 9,415	$ -
Conversion of accrued debenture interest into stock	$ 13,849	$ 8,402

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

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations since its inception.  The Company has potentially dilutive securities, if there were earnings, in its convertible notes, warrants, and options as detailed below.

	Three and Six Months Ended June 30,
	2011	2010
Convertible debentures	-	38,100,000
Options	-	200,000
Warrants	98,619,519	70,627,797
Total	98,619,519	108,927,767

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

(CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income (Loss)	$ 332,983	$(679,241)	$ 290,678	$ (706,218)
Weighted average common shares outstanding (basic)	130,208,462	91,570,360	115,475,778	75,047,971
Options	-	-	-	-
Warrants	78,895,615	-	78,895,615	-
Weighted average common shares outstanding (diluted)	209,104,077	91,570,360	194,371,393	75,047,971

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -

SALE OF MINERAL RIGHTS (CONTINUED)

Lithium Exploration Group, Inc., aka Mariposa Resources Ltd. (Continued)

On November 2, 2010 all eight of the claims covered by the agreement lapsed for failure to pay maintenance fees.  The Company reclaimed four of the eight mining claims, which four mining claims are now free of tenure obligations until November 2, 2011.  On November 30, 2010 Mariposa Resources Ltd. changed its name to Lithium Exploration Group, Inc., (“Lithium”).  As of December 31, 2010 Lithium was in default of payment of a total of 1,500,000 shares of its common stock to Beeston and of its obligation to perform $100,000 CAD of exploration and development work on the optioned mining claims as part payment of the option exercise price under its option agreement with the Company.  Lithium was also indebted to Beeston in the amount of $23,983 USD, related to the mining claim maintenance fees and reclaiming fees paid by Beeston on behalf of Lithium.  Lithium has terminated its option agreement with Beeston , by notice dated February 14, 2011, and effective March 17, 2011.  The Company then claimed payment from Lithium in regard to the outstanding debts and the ongoing maintenance requirements for the remaining claims and compensation for the loss of four mining claims.  This claim was subsequently settled between the parties.  (See Note 4 below.)

NOTE 4 -

CLAIM SETTLEMENT GAIN AND MARKETABLE SECURITIES

The claim against Lithium explained in Note 3, above, was fully settled on May 3, 2011 by receipt of approximately $58,000, and the tender of 200,000 common shares of Lithium Exploration Group, Inc (LEXG).  The cash was offset against a receivable from Lithium of approximately $24,000, with the remainder recorded as a gain.

The Lithium shares are temporarily restricted from trading as defined by the Securities Exchange Commission Rule 144. The Lithium shares were valued at $5.07 on the date of the acquisition May 3, 2011 based upon the closing price of the stock using level 1 inputs.  A gain of $1,014,000 was recorded.

A total gain of approximately $1,048,000 was recorded as a result of the transaction.

The Company elected to account for receipt of the shares under the fair value option method of accounting which requires the securities be marked to market every reporting period.

On June 30, 2011, Lithium shares closed at $1.71, resulting in a loss on marketable securities of $672,000.

The common shares of Lithium are traded on the over the counter bulletin board and have been freely trading since March 22, 2011.  The trading price of the common stock has experienced significant volatility and may continue to experience significant volatility.  The Company’s latest financial statement included a going concern disclosure.  At the time of filing, the closing price of the common stock was approximately $1.30, which would result in a valuation of $260,000, a $82,000 change since June 30, 2011.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Warrants exercise

In the six months ended June 30, the Company exercised a total of 23,406,148 warrants at an exercise price of $0.003 for total proceeds of $70,265. The proceeds were used to fund the Company’s operations or set off of debt owed by Beeston to the holder of the warrants

Conversion of convertible debentures

On June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of   $48,000 CAD, carried as $49,105 USD, was converted at $.003 CAD per share into 16,000,000 shares.  Also on June 4, 2011 the debenture issued on June 4, 2010 for debt in the amount of $66,300 was converted at $.003 USD per share into 22,100,000 shares.  The Company elected to pay the interest accruing due on June 4, 2011 of $7,956 on the USD-denominated debenture and $5,760 CAD on the CAD-denominated debenture, carried at $5,893 USD, totaling $13,849 USD, by the issuance of 4,572,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenues, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  We have generated no revenues, other than $131,889 from the sale of mineral claims, since inception (July 12, 1999) and have incurred a total of $876,657 in operating expenses through June 30, 2011.  As of June 30, 2011 we have an accumulated deficit of $1,459,897.  Net cash provided by financing activities since inception through June 30, 2011, was $632,450, consisting of $233,857 raised from the sale of common stock and $398,593 in loans from former officers and directors of the Company.

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

As of September 24, 2010, USA Uranium Corp (“USAU”) was in default of its exploration work requirement under its option agreement with Beeston.  On October, 26, 2010, following discussions with USAU regarding its default as well as its inability to cover the on-going property maintenance costs as required under its option agreement with Beeston, the Company and USAU entered into an agreement pursuant to which the parties agreed to the issue of shares of the common stock of USUA to Beeston in satisfaction and settlement of the default and the outstanding debt.  USAU is to issue 26, 956,120 common shares in satisfaction of the exploration work for which it was in default and a further 23,043,880 common shares in settlement of its outstanding debt for the payment of on-going property maintenance payments made on its behalf by Beeston.  The parties also agreed to reduce the number of mining claims covered by the option agreement between them in consideration of USAU agreeing to issue 75,000,000 common shares to Beeston.  On November 2, 2010, USA allowed the four claims that remained under option to it from Beeston to lapse.  These four mining claims were reclaimed by Beeston at a cost of $1,064 CAD.

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

Due to the current market for the shares of common stock of the Company, on July 12, 2010, our Board of Directors approved a further private placement offering for 30,000,000 units of the Company at an offer price of $0.005 per unit.  Each offered unit was comprised of one share of Beeston’s common stock and two warrants, with one warrant (“Warrant A”) being exercisable into one share of Beeston’s common stock for a period of one year from the closing date of this private placement offering at a price of $0.0055 and one warrant (“Warrant B”) being exercisable into one share of Beeston’s common stock for a period of one year and six months from the closing date of this private placement offering at a price of $0.006. We had anticipate raising up to $150,000 by means of this private placement offering, however, it expired on January 12, 2011, without any units having been sold.

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

Since the issue of the debentures, Mr. Smith has provided the Company with additional funding and on June 4, 2010, the Company issued two convertible debentures to Mr. Smith to secure payment of these loans as well as other funds previously paid on behalf of the Company by Mr. Smith. One convertible debenture is for $66,300(U.S.) (the “Second U.S.$ Debenture”) and the other is for $48,000(CAD) (the “Second CAD$ Debenture”).  The term of each of the debentures is three (3) years and each debenture earns interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company that are not currently the subject of ongoing contracts with independent third parties.

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

On June 4, 2011 the annual interest on the first year of the three year term of each of the Second US$ Debenture and the Second CAD$ Debenture became due.  Pursuant to the terms of both debentures, the Company exercised its option to pay the interest then due by the issuance of shares.  As a result, 4,572,000 common shares of the Company were issued in satisfaction of the interest payable.  Immediately following the election by the Company to issue shares in payment of interest, Mr. Smith assigned his interest in and to the debentures, exclusive of warrants, to others and in turn the holders of the Second US$ Debenture and the Second CAD$ Debenture elected for the payment of the debt then due and owing thereunder in shares of the Company.  This resulted in a further 38,100,000 common shares of the Company being issued in satisfaction of the debt under both of the Second US$ Debenture and the Second CAD$ Debenture.

In a further effort to reduce its current debt load, on September 13, 2010, the Company sold a total of 23,623,160 shares of USA Uranium Corp (“USAU”) owned by the Company to Mr. Smith for the sum of$23,623 or $0.001 per share, the par value of the shares.  Payment for the shares was by way of set-off against loans and other advances of money made by Mr. Smith to the Company.  The shares of USAU are currently not trading and the securities have been written off by the Company on its books.

Mr. Smith has paid certain expenses on behalf of the Company in the amounts of $3,055 (U.S.) and $2,190 (CAD) as of June 30, 2011.  We have no agreement with any of our officers and directors for the provision of additional funding.  These funds were used for working capital needs and are due on demand, without interest, and are included in accounts payable.

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

On April 14, 2009 the Company entered into an agreement with John Perez, consultant (the “Consulting Agreement”) for the purpose of retaining Mr. Perez to provide corporate communications and public relations services for the Company.  Under the terms of the Consulting Agreement Mr. Perez was granted an option to purchase up to 7,200,000 shares of the common stock of the Company (the “Option”) at a price of $0.04(U.S.) per share (the “Option Shares”), over the term of the Consulting Agreement of two (2) year.  Mr. Perez had the right to exercise the Option for 200,000 of the Option Shares at the time of entering to the Consulting Agreement and the right thereafter to exercise the Option for the balance of the Option Shares based on the trading price of the Company’s shares from time to time as reported on the Over-the-Counter Bulletin Board electronic quotation system.  The Company retained the right to terminate the Consulting Agreement and the Option granted thereunder, at its option, upon thirty (30)

days notice.  No shares were issued by the Company under this contract with Mr. Perez.  This Consulting Agreement expired on April 14, 2011.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of June 30, 2011, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls during the second quarter ended June 30, 2011. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                         BEESTON ENTERPRISES LTD,

August 15, 2011

       _/s/ Michael Upham________________

Date

                                        MICHAEL UPHAM, PRESIDENT