Form 10-Q
period 2011-09-30
BEESTON ENTERPRISES LTD
filed 2011-11-14
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

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

As of November 15, 2011, the Company had 160,851,241 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

3

CONDENSED BALANCE SHEETS

4

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO CONDENSED FINANCIAL STATEMENTS

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  12

Item 4. Controls and Procedures.

20

PART II — OTHER INFORMATION

21

Item 6. Exhibits

21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010
Current assets
Cash and cash equivalents	$ 1,304	$ 108
Deposits	125	-
Other receivable, net	-	22,897
Prepaid consulting	-	12,233
Marketable securities	186,000	-
TOTAL ASSETS	$ 187,429	$ 35,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 10,395	$ 28,638
Advances to related party	16,368	9,415
Option liability	-	12,233
Total current liabilities	26,763	50,286

Long term debt
Convertible debentures, related party, and accrued interest	-	122,295

TOTAL LIABILITIES	26,763	172,581

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
160,851,241 and 94,773,093 shares, respectively, issued and outstanding	160,851	94,773
Additional paid-in capital	1,664,155	1,518,459
Deficit accumulated during the development and exploration stages	(1,664,340)	(1,750,575)

Total stockholders' equity (deficit)	160,666	(137,343)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 187,429	$ 35,238

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		July 12, 1999 to
	2011	2010	2011	2010	September 30, 2011

REVENUE
Sale of mining claims	$ -	$ 5,000	$ -	$ 5,000	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	642	-	1,642	385,503
Consulting	12,650	9,346	58,510	27,861	132,882
Professional fees	11,110	14,210	38,710	31,919	259,019
Administrative expenses	24,873	6,699	30,640	8,284	144,080
Provision for bad debts	-	5,650	-	19,528	-
Depreciation	-	-	-	-	3,806
Total Operating Expenses	48,633	36,547	127,860	89,234	925,290

LOSS BEFORE OTHER INCOME (EXPENSE)	(48,633)	(31,547)	(127,860)	(84,234)	(793,401)

OTHER INCOME (EXPENSE)
Interest expense, net	190	(3,531)	(5,833)	(14,091)	(60,116)
Foeign currency transaction gain (loss)	-	(744)	(369)	(13,938)	(16,788)
Claim settlement gain	-	-	1,048,297	-	1,048,297
Loss from debt extinguishment	-	-	-	(702,951)	(839,326)
Loss on modification of warrants	-	(113,844)	-	(40,670)	(207,651)
Loss on marketable securities	(156,000)	-	(828,000)	-	(931,600)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(155,810)	(118,119)	214,095	(771,650)	(870,939)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$ (204,443)	$ (149,666)	$ 86,235	$ (855,884)	$ (1,664,340)

NET INCOME (LOSS) PER BASIC
AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ 0.00	$ (0.01)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Loss on securities	-	-	-	(315,000)	-
Cumulative currency translation adjustment	-	-	-	7,648	-
Total Other Comprehensive (Loss)	-	-	-	(307,352)	-

COMPREHENSIVE INCOME (LOSS)	$ (204,443)	$ (149,666)	$ 86,235	$ (1,163,236)	$ (1,664,340)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	160,851,241	94,773,093	130,767,143	81,695,265

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	160,851,241	94,773,093	199,800,806	81,695,265

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		July 12, 1999 to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 86,235	$ (855,884)	$ (1,664,340)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization of prepaid consulting	12,233	27,861	74,160
Gain on foreign currency translation	1,097	8,730	1,097
Interest forgiven by shareholder	24	1,653	26,728
Accrued interest	5,884	12,711	43,615
Claim settlement gain	(1,014,000)	-	(1,014,000)
Mark to market on marketable securities	828,000	-	828,000
Other	-	763,501	1,051,851
Changes in assets and liabilities
Prepaid expenses and deposits	(125)	897	(125)
Accounts receivable	22,874	(29,355)	(1,089)
Accounts payable and accrued expenses	(18,243)	2,008	10,395
Net cash used in operating activities	(76,021)	(67,878)	(643,708)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	173,010
Exercise of warrants	60,847	-	60,847
Proceeds from notes and loans payable to stockholder	16,370	62,050	414,961
Net cash provided by financing activities	77,217	62,050	648,818

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	1,196	(5,828)	1,304

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	108	6,183	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,304	$ 355	$ 1,304

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Conversion of convertible debentures into stock	$ 115,405	$ 232,788
Conversion of notes and loans payable into convertible debentures	-	$ 112,084
Converison of accrued debenture interest into stock	$ 13,849	$ 8,402
Exercise of warrants by set-off of notes and loans payable	$ 9,415	$ -

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Beeston Enterprises Ltd., (“the Company”), was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, we are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.  We currently own a 100% interest in ten mineral claims comprising 4,826.46 hectares, known as the “Ruth Lake Property” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  The claims are in good standing until November 4, 2012.

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

Significant Accounting Policies

There have been no material changes during 2011 in the Company’s significant accounting policies to those previously disclosed in the 2010 Form 10-K.  .

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

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

All dilutive securities were not included in the calculation of dilutive earnings per share in 2010 because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company has potentially dilutive securities in the nine months ended September 30, 2011, since there were earnings, in its convertible notes, warrants, and options as detailed below.

	Three Months and Nine Months
	Ended September 30
	2011	2010

Convertible debentures	-	38,100,000
Options	-	200,000
Warrants	98,619,519	70,627,761

Total	98,619,519	108,927,761

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

(CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income (Loss	$ (204,443)	$ (149,666)	$ 86,235	$ (855,884)
Weighted Average
common shares
outstanding (basic)	160,851,241	94,773,093	130,767,143	81,695,265
Options	-	-	-	-
Warrants	-	-	69,033,663	-

Weighted Average
common shares
outstanding (diluted)	160,851,241	94,773,093	199,800,806	81,695,265

Diluted shares for 2010 and for the three months ended September 30, 2011 are not shown because those periods showed negative results and the calculation of earnings per share would be anti-dilutive.

NOTE 3 -

SALE OF MINERAL RIGHTS

Lithium Exploration Group, Inc., aka Mariposa Resources Ltd.

On September 25, 2009 the Company entered into an agreement with another junior mining company, Mariposa Resources Ltd., “Mariposa,” granting it an option to acquire a 50% interest in eight mining claims comprising its mineral property rights upon the payment, in the form of Mariposa stock, payable within six months of the date of signing the option agreement (By March 24, 2010) and the performance of a program of exploration and development on the mineral property totaling $250,000 CAD over a two-year period, with amounts to be completed by each anniversary.  If Mariposa were to fail to meet the maintenance requirements, whether for failure to perform exploration work on the mining claims or the payment in lieu of cash thereof, the Company could pay the required fees in lieu of exploration work and recover from Mariposa.

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

(UNAUDITED)

NOTE 3 -

SALE OF MINERAL RIGHTS (CONTINUED)

Lithium Exploration Group, Inc., aka Mariposa Resources Ltd. (Continued)

On November 2, 2010 all eight of the claims covered by the agreement lapsed for failure to pay maintenance fees.  The Company reclaimed four of the eight mining claims, which four mining claims were then free of tenure obligations until November 3, 2011, after which date they were again reclaimed by the Company and are currently free of tenure obligations until November 4, 2012.  On November 30, 2010 Mariposa Resources Ltd. changed its name to Lithium Exploration Group, Inc., (“Lithium”).  As of December 31, 2010 Lithium was in default of payment of a total of 1,500,000 shares of its common stock to Beeston and of its obligation to perform $100,000 CAD of exploration and development work on the optioned mining claims as part payment of the option exercise price under its option agreement with the Company.  Lithium was also indebted to Beeston in the amount of $23,983 USD, related to the mining claim maintenance fees and reclaiming fees paid by Beeston on behalf of Lithium.  Lithium terminated its option agreement with Beeston, by notice dated February 14, 2011, and effective March 17, 2011.  The Company then claimed payment from Lithium in regard to the outstanding debts and the ongoing maintenance requirements for the remaining claims and compensation for the loss of four mining claims.  This claim was subsequently settled between the parties.  (See Note 4 below.)

NOTE 4 -

CLAIM SETTLEMENT GAIN AND MARKETABLE SECURITIES

The claim against Lithium explained in Note 3, above, was fully settled on May 3, 2011 by receipt of approximately $58,000 and the tender of 200,000 common shares of Lithium Exploration Group, Inc (LEXG).  The cash was offset against a receivable from Lithium of approximately $24,000, with the remainder recorded as a gain.

The Lithium shares are temporarily restricted from trading as defined by the Securities Exchange Commission Rule 144.  The Lithium shares were valued at $5.07 on the date of acquisition May 3, 2011 based on the closing price of the stock using Level 1 inputs.

A total gain of approximately $1,048,000 was recorded as a result of the transaction.

The Company elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations. On September 30, 2011, Lithium shares closed at $0.93, resulting in a loss on marketable securities of an additional $156,000, bringing the total loss to $828,000, with a remaining market value at September 30, 2011 of $186,000.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Warrants Exercise

In the nine months ended September 30, warrant holders exercised a total of 23,406,148 warrants at an exercise price of $0.003 for total proceeds of $70,265.  The proceeds were used to fund the Company’s operations or set off of debt owed by Beeston to the holder of the warrants.

Conversion of Convertible Debentures

On June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of $48,000 CAD, carried as $49,105 USD, was converted at $0.003 CAD per share into 16,000,000 shares.  Also on June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of $66,300 was converted at $0.003 USD per share into 22,100,000 shares.  The Company elected to pay the interest accruing due on June 4, 2011 of $7,956 on the USD-denominated debenture and $5,760 CAD on the CAD-denominated debenture, carried at $5,893 USD, totaling $13,849 USD, by the issuance of 4,572,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Beeston is an exploration stage company with limited operations, limited revenues, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date.  We have generated no revenues, other than $131,889 from the sale of mineral claims, since inception (July 12, 1999) and have incurred a total of $925,290 in operating expenses through September 30, 2011.  As of September 30, 2011 we have an accumulated deficit of $1,664,340.  Net cash provided by financing activities since inception through September 30, 2011, was $648,818, consisting of $233,857 raised from the sale of common stock and exercise of warrants and $414,961 in loans from former officers and directors of the Company.

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

The Ruth Lake Property had not received as much exploration as the Bluff Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.  Again, we utilized the services of our geologists to interpret the airborne geophysical survey and the existing geological information in relation to the Ruth Lake Property and to identify target areas and make recommendations for the further exploration of the property.  Based on our geologists recommendation, an initial exploration program of approximately $50,000 CAD was carried on the Ruth Lake Property which involved the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  Each target area was then explored by geochemical soil sampling and prospecting.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, a $35,000 CAD work program is planned for the Ruth Lake Property.  Initially this work program was to be carried out in late fall of 2008, then the summer of 2009, and was subsequently delayed pending the results of the exploration work was to be carried out on various large parcels of the Ruth Lake Property under option agreements entered into by the Company with two other junior mining companies. To the extent required, we have maintained our interest in the remaining mining claims that are not under option by paying the monthly cash in lieu of exploration and development work required to keep these mining claims in good standing. It is our intention to continue to make these monthly payments, as required, until the work programs on the optioned mining claims have progressed further.

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

After numerous extensions granted to Kranti by the Company, in consideration of Kranti agreeing to various increases in the amount of expenditures to be incurred on exploration work under the Kranti option agreement totaling $100,000, Kranti was able to compete the initial requirement under it option agreement with Beeston for the performance of $25,000 of exploration work.  However, as of June 30, 2010, Kranti was in default of its obligations for the further exploration and development of the mineral claim under option from Beeston.  On July 1, 2010, we delivered a notice to Kranti advising of its default of the work requirements under the Option Agreement and that it had 30 days from the date of receipt of the notice to meet these work requirements or the Option Agreement and the option of the mineral claim granted thereunder would terminate.  On August 5, 2010, Kranti remained in default and the Option Agreement was terminated.

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

On August 9, 2010, the Company entered into an agreement with Okana Ventures, Inc. ("Okana"), a junior mining company, under which the Company granted Okana an option to purchase a certain mineral claim comprising part of its Ruth Lake Property by the payment of cash and the performance of a series of work programs over a period of four years.   The mineral claim optioned to Okana is subject to a royalty of 2% of net smelter returns payable to the original owner of the claim with a payout of $1,000,000 (CAD), and an additional royalty of 2% of net smelter returns payable to the Company, with a payout of $2,000,000 (CAD). This option to purchase was terminated by Okana by notice effective April 27, 2011.

As of September 24, 2010, USA Uranium Corp (“USAU”) was in default of its exploration work requirement under its option agreement with Beeston.  On October, 26, 2010, following discussions with USAU regarding its default as well as its inability to cover the on-going property maintenance costs as required under its option agreement with Beeston, the Company and USAU entered into an agreement pursuant to which the parties agreed to the issue of shares of the common stock of USUA to Beeston in satisfaction and settlement of the default and the outstanding debt.  USAU is to issue 26, 956,120 common shares in satisfaction of the exploration work for which it was in default and a further 23,043,880 common shares in settlement of its outstanding debt for the payment of on-going property maintenance payments made on its behalf by Beeston.  The parties also agreed to reduce the number of mining claims covered by the option agreement between them in consideration of USAU agreeing to issue 75,000,000 common shares to Beeston.  On November 2, 2010, USA allowed the four claims that remained under option to it from Beeston to lapse.  These four mining claims were reclaimed by Beeston at a cost of $1,064(CAD).

As of September 24, 2011, USAU was again in default under its option agreement with Beeston.   The Company is currently in discussion with USAU regarding this current default.  In addition, USAU allowed the four claims which are optioned to it from Beeston to lapse on November 3, 2011.  The Company has reclaimed these optioned mining claims at a cost of $1,158 (CAD).   This reclaiming cost is payable to Beeston by USAU under the terms of its option agreement with Beeston.

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

We have been able to maintain our interest in the Ruth Lake Property through the conduct of exploration and development work programs, by ourselves and others, and by the paying of cash in lieu thereof.  We have filed an assessment report based on the exploration work we carried out in 2007 on this property.  In 2007, we applied the $48,230(CAD) cost of our exploration program against the annual assessment fees for all of our interest in this property.  In addition, Kranti paid cash of $1,914(CAD) in lieu of filing assessment work, plus filed a further $26,075(CAD) in assessment work under its exploration requirements for its optioned claim.  To the extent required, we continue to maintain our interest in this property to date by paying the monthly cash maintenance fees in lieu of exploration and development work required to keep the property in good standing.  It is our intention to continue to make these monthly payments, as required, until the work programs of the current optionees of our property get underway.  All of the properties we currently hold are in good standing.

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

We have had to borrow funds from time to time in order to fund part of our ongoing operations.  As a result, on April 9, 2009, the Company issued two convertible debentures to a shareholder, Mr. Smith, to secure payment of various loans and payments made by Mr. Smith on behalf of the Company.  One convertible debenture was for $126,677 (U.S.) (the “U.S.$ Debenture”) and the other was for $125,100 (CAD) (the “CAD$ Debenture”).  The term of each of the debentures was three (3) years and each debenture earned interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures is secured by a first “floating charge” over the undertaking and all property and assets of the Company.

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

On September 24, 2009, Beeston and Mr. Smith agreed to amend both the US$ Debenture and the CAD$ Debenture issued to Mr. Smith.  In consideration of Mr. Smith agreeing, inter alia, to the subordination and release of his right to a first floating charge over the mineral claims optioned to each of USAU and Mariposa, respectively, upon either such company acquiring a fifty percent in and to their respective optioned mineral claims, the Company agreed to amend the provisions of the two convertible debentures issued to Mr. Smith by the Company by reducing the share conversion and share purchase warrant prices and increasing the number of share purchase warrants provided thereunder.  In the case of the US$ Debenture, the share conversion and share purchase warrant prices were reduced from $0.02(US) to $0.0075(US) and the number of share purchase warrants were increased from 6,333,850 to 16,890,267, and in the case of the CAD$ Debenture, the share conversion and share purchase warrant prices were reduce from $0.025(CAD) to $0.008(CAD) and the number of share purchase warrants were increased from 5,004,000 to 15,637,500.

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

Mr. Smith has paid certain expenses on behalf of the Company in the amounts of $13,015 (U.S.) and $3,463 (CAD) as of September 30, 2011.  We have no agreement with any of our officers and directors for the provision of additional funding.  These funds were used for working capital needs and are due on demand, without interest, and are included in accounts payable.

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

On August 26, 2011, Beeston entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   The Company can earn a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of its common stock to MSM over a period of three years and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon the Beeston acquiring the Chucker Property, the claims will be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company can also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercises its option and acquires the Chucker Property, Beeston will be required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the option agreement with MSM can be terminated by Beeston at any time upon thirty (30) days notice.

Beeston has undertaken the preparation of a geology report as required under the aforesaid agreement.  It is anticipated that this report will not be ready until sometime in November, 2011.  If it is acceptable to Beeston, ten (10) days after acceptance of the geology report, Beeston will be required to pay the sum of $20,000 and issue 1,000,000 shares of its common stock to MSM, which will form part of the option exercise price under the option agreement with MSM in the event the option is exercised by Beeston.

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

Based on the current internal controls employed by the Company, the Company concludes that, as of September 30, 2011, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

There were no significant changes in Beeston’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2011. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
3.4	Certificate of Change	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Calculation	Included
101.DEF*	XBRL Taxonomy Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BEESTON ENTERPRISES LTD.

November 14, 2011

           /s/ Michael Upham

Date

                                        MICHAEL UPHAM, PRESIDENT