Form 10-K
period 2011-12-31
BEESTON ENTERPRISES LTD
filed 2012-04-02
CIK 1221548

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Common Stock, $0.001 par value

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

[X] Yes  [  ] No

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [ X ] No

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2011:  $ 1,608,512

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of March 30, 2011: 160,851,241.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

TABLE OF CONTENTS

Item	Description
PART I
1	Business
1A	Risk Factors
1B	Unresolved Staff Comments
2	Property
3	Legal Proceedings
4	Mine Safety Disclosures

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
7A	Quantitative Qualitative Disclosures About Market Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors, Executive Officers, and Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence
14	Principal Accountant Fees and Services
PART IV
15	Exhibits, Financial Statement schedules
SIGNATURES

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “the Company” and “Beeston”, means Beeston Exploration Ltd., a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated on July 12, 1999, in the State of Nevada under the name “Beeston Enterprises Ltd.”.

Our business address is 1685 H Street, #219, Blaine, Washington 98230-5110, and our telephone number is (877) 208-6141.

We do not have any subsidiaries.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We originally intended to establish ourselves as a Western Canadian based medical diagnostic imaging service provider. However, based on a review of the business climate in the private medical service sector in Canada, we chose to move our business in a new direction.  During the second half of 2006, we began acquiring interests in mining properties located in British Columbia, Canada.

Current Business

We are an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.  We currently own a 100% interest in ten mineral claims, comprising over 4,826 hectares, known as the “Ruth Lake Property” located approximately 25 kilometres from Lac La Hache, British Columbia, Canada.  We had owned a total of nineteen mineral claims in this area; however, we reduced our holdings in this area to the current ten mineral claims in October, 2010.  Prior to this, we had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometres to the North West of our “Ruth Lake Property”.  We have carried out exploration work on both the Ruth Lake Property and the Bluff Lake Property; however, we have since terminated our option to purchase the Bluff Lake Property.

In the past, we have also contracted with a number of junior mining companies for the performance of exploration work on some of our Ruth Lake Property in exchange for the right to earn an interest in the various mining claims comprising the Ruth Lake Property.  At present, we only have one active contract of this nature with USA Uranium Corp (“USAU”) and it is currently in default under its option agreement with Beeston.   We are currently in discussion with USAU regarding this default.

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   We can earn a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of our common stock to MSM over a period of three years and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon Beeston acquiring the Chucker Property, the claims will be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company can also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercises its option and acquires the Chucker Property, we will be required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the option agreement with MSM can be terminated by Beeston at any time upon thirty (30) days notice.

Beeston has undertaken the preparation of a geology report as required under the aforesaid agreement.  It is anticipated that this report will not be ready until sometime in April, 2012.  If it is acceptable to us, ten (10) days after acceptance of the geology report, we will be required to pay the sum of $20,000 and issue 1,000,000 shares of our common stock to MSM, which will payoff part of the option exercise price under the option agreement with MSM in the event the option is exercised by us.

The Chucker Property is located in an area known for gold/silver mining.  We are currently considering the acquisition of additional mineral properties having similar potential.

Mining Industry

The mining industry as a whole is highly fragmented in that there are numerous prospectors, exploration companies and mine producers.  We are a very small exploration stage company that would be considered a minor participant in the mining industry.

Mineral exploration is best conducted where there are large areas of high mineral potential, where mineral rights can be obtained under terms which are reasonable and with long term certainty of title, and where political and tax regimes are known to be relatively favorable and stable.  The mining industry in Canada and in the United States of America is well established and respected, with an infrastructure capable of supporting all forms of mining activity from small scale prospecting to large scale mining operations, and a stable political environment which not only supports the mining industry, but ensures it is properly regulated in regard to such matters as health and safety and environmental concerns.  Accordingly, our current interests in mineral properties are located within such areas.  Our British Columbia, Canada property is located in the Quesnel Trough, a well known geological belt containing an assemblage of volcanic sedimentary and intrusive rocks of Upper Jurassic age, which extends from Washington State north to central British Columbia.  This belt is known for hosting skarn and porphyry copper and copper-gold deposits.  The property currently being investigated by us in Arizona, United States of America is also in a well known gold/silver mining area.

There is no assurance that a commercially viable mineral deposit exists on any of the mineral properties in which we have an interest or the right to acquire an interest.  Mineral property exploration is typically performed in phases.  Commencing from the initial phase of exploration work, each subsequent phase of exploration work is recommended by a geologist based on the results of the last completed phase of exploration.  Even if we complete exploration programs on our mineral properties and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, geochemical, engineering and other studies before we will know if we have a commercially viable mineral deposit.

Our plan of operation, which is described in more detail under Item 7 herein, is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration.  All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper and/or gold and silver.

The price of metals, like all products, is based on supply and demand.  A shortage in supply for a particular metal will in turn result in an increase in mineral exploration/production for that metal due to the increase in the demand for such metal.  This is particularly evident in such metals as copper and gold, which are currently experiencing an increase in mineral exploration and mining activity for such metals.

Readily available commodities markets exist in Canada, the United States of America and around the world in general for the sale of gold, silver, copper and other minerals.  Therefore, should our exploration and development ever progress to the level of a producing mine, we will likely be able to sell any minerals we are able to recover from production.

Competition

The mineral exploration industry is highly competitive.  We are a new exploration stage company and have a weak competitive position in the industry.  We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties.  We may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties.  This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development.  Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity.  In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, engineers, staff, helicopters, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and Canada, as well as factors beyond our control, including international political conditions and overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable mineral properties or interests will be available for our acquisition, exploration or development.  Despite this, we hope to compete successfully in the mineral exploration industry.  We do not compete directly with anyone for the exploration of the current interests in mineral properties.  While we intend to increase out interests in additional mining properties of merit, we already hold all interest and/or rights to explore certain properties.  It is our intent to maintain our current management structure and rely on independent contractors where necessary to keep our administration and operating costs low.  We shall utilize the funds we are able to raise through ongoing equity/debt financing mainly for exploration.

Intellectual Property

We have not filed for any trademark protection, and we do not have any other intellectual property.

Government Regulation

Any operations at our mining properties will be subject to various federal and provincial/state laws and regulations in Canada and the United States of America, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs.  There are no current orders or directions relating to us or our mineral properties with respect to the foregoing laws and regulations.  Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations.  It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.  We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of our mining properties in Canada or the United States of America.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that are required with respect to our current level of operations.  We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We currently have no employees, but have and will continue to engage independent consultants on a part time basis.  There are outside consultants that have been engaged for administrative duties and industry specialties.  There is one director in the company, Michael Upham, who spends approximately 20 hours per month on various company activities.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements during the last two fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors/shareholders to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity or debt financing.

Subsidiaries

We do not have any subsidiaries.

AVAILABLE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Internet address of the site is http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Beeston does not have any investments or interests in any real estate. Beeston also does not invest in real estate mortgages, nor does Beeston invest in securities of, or interests in, persons primarily engaged in real estate activities.

Ruth Lake Property

In September, 2006, we acquired a 100% interest in 19 mineral claims, totaling in excess of 9,200 hectares, located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property,” In our efforts to further the exploration and development of this large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of these mineral claim holdings.  Accordingly, since acquiring this property, we have entered into various arrangements with other companies to carry out exploration work on various mineral claims that comprise the Ruth Lake Property, as hereinafter set forth.

In January, 2007, when Beeston entered into an agreement with Kranti Resources, Inc. (“Kranti”) under which we granted that company an option to acquire a mineral claim comprising part of the Ruth Lake Property from our larger mineral claim holdings by the payment of cash and the performance of a series of work programs over a period of four years.  Upon acquisition of the mineral claim by Kranti, it would be required to pay a certain royalty to Beeston and the prior owner of the mineral claims based on a percentage of any net smelter returns derived from the mineral claim.  Kranti incurred a total of $25,000 in exploration before defaulting on the balance of its required exploration commitment and as a result the agreement with Kranti was terminated on August 5, 2010.

In September, 2009, the Company entered into an agreement with Mariposa Resources, Ltd. (“Mariposa”) under which we granted Mariposa an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property, which option could be exercised through the payment of common shares to Beeston and the performance of exploration work upon the optioned mineral claims over a two year period.  Upon Mariposa acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either Mariposa or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture.  Mariposa was also responsible for maintaining the optioned mineral claims in good standing.  To the extent that Beeston became obligated to pay any fees to maintain the optioned mineral claims, Mariposa would be required to reimburse the Company.

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

On November 3, 2010, due to the failure of Mariposa to maintain the mining claims under option from Beeston, the mining claims were allowed to lapse. On November 30, 2010 Mariposa merged with its wholly owned subsidiary “Lithium Exploration Group, Inc.” (“Lithium”). Beeston has since been able to reclaim four of the eight mining claims originally under option to Lithium (“Mariposa”).  As of December 31, 2010, Lithium was in default under the terms of its agreement.  Lithium terminated its option agreement with Beeston, by notice dated February 14, 2011, effective March 17, 2011.  Following the termination of the option agreement by Lithium, the Company entered into negotiations with Lithium in regard to its claims against Lithium for the outstanding debts, the loss of four mining claims and the ongoing maintenance requirements for the reclaimed mining claims. On May 3, 2011, the Company reached a settlement with Lithium in regard to all of its claims against Lithium.  Under the terms of the settlement, Beeston received the sum of $58,000 and 200,000 restricted shares of common stock of Lithium in full and complete settlement of all claims against Lithium including, but without limitation, all claims for the payment of various amounts due and owing to Beeston by Lithium under the terms of the Option Agreement for past and future mining claim maintenance fees, the costs for re-claiming four of the eight mining claims optioned under the Option Agreement and damages for the loss of four mining claims.

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

In September, 2009, the Company entered into an agreement with USA Uranium Corp (“USAU”) under which we granted USAU an option to acquire a fifty percent (50%) interest in and to certain mineral claims comprising part of the Ruth Lake Property, which option could be exercised through the payment of common shares to Beeston and the performance of exploration work upon the optioned mineral claims over a two year period.  Upon USAU acquiring a fifty percent (50%) interest in the mineral claims optioned from Beeston, either USAU or Beeston could require participation of the other in the further exploration and development of the optioned mineral claims pursuant to a joint venture. USAU was also responsible for maintaining the optioned mineral claims in good standing.  To the extent that Beeston became obligated to pay any fees to maintain the optioned mineral claims, USAU would be required to reimburse the Company.

As of September 24, 2010, USAU was in default of its exploration work requirement under its option agreement with Beeston.  On October, 26, 2010, following discussions with USAU regarding its default as well as its inability to cover the on-going property maintenance costs as required under its option agreement with Beeston, the Company and USAU entered into an agreement pursuant to which the parties agreed to the issuance of shares of the common stock of USUA to Beeston in satisfaction and settlement of the default and the outstanding debt.  USAU is to issue 26,956,120 common shares in satisfaction of the exploration work for which it was in default and a further 23,043,880 common shares in settlement of its outstanding debt for the payment of on-going property maintenance payments made on its behalf by Beeston.  The parties also agreed to reduce the number of mining claims covered by the option agreement between them, from nine claims to four claims, in consideration of USAU agreeing to issue 75,000,000 common shares to Beeston.  On November 2, 2010, USA allowed the four claims that remained under option to it from Beeston to lapse.  These four mining claims were reclaimed by Beeston at a cost of $1,064(CAD).

As of September 24, 2011, USAU was again in default under its option agreement with Beeston.   The Company is currently in discussion with USAU regarding this current default.  In addition, USAU allowed the four claims which are optioned to it from Beeston to lapse on November 3, 2011.  We have since reclaimed these optioned mining claims at a cost of $1,158 (CAD).   This reclaiming cost is payable to Beeston by USAU under the terms of its option agreement with Beeston.

Location and Access

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

Accommodations as well as supplies and equipment are available at the Towns of Lac La Hache or 100 Mile House.  Electricity lines run up to the boundaries of the mineral properties; however, most power requirements can be provided by the use of on-site generators.  Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers, excavators and drilling equipment that may be needed in any exploration, as well as skilled manpower to conduct exploration. In general, however, the area has an excellent infrastructure with a skilled workforce, rail, roads and power capacity.

Ownership Interest

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

All of the mineral claims currently comprising the Ruth Lake Property are unencumbered.  There are no native land claims that affect title to our various interests in mineral claims.  There is no insurance covering any of our properties and we believe that no insurance is necessary since the mining properties are unimproved and contain no buildings or plant and equipment

History of Exploration

The Ruth Lake Property has not received much exploration as some of the surrounding properties, such as GWR Resources Inc.’s “Lac La Hache Property”, located approximately 10 km northwest of the Ruth Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.   However, the exploration work carried out by Kranti on a small portion of the Ruth Lake Property under it option agreement with Beeston, which consisted mainly of a grid system of soil sampling, did not reveal any significant results.

Following the release of an airborne radiometric and magnetic geophysical survey of the Ruth Lake Property, Mr. Rob Shives, formerly of Geological Survey of Canada, carried out a geophysical analysis of the property, utilizing the data obtained from the airborne survey. As a result, he was able to identify numerous targets on a number of the mining claims comprising the Ruth Lake Property properties for the Company on which it focused its initial exploration work.  Each target area was explored by geochemical soil sampling and prospecting under the supervision of Mr. Gruenwald, P. Eng.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.

Plan of Operation

Due to the on-going costs of maintaining the large number of mining claims that comprise the Ruth Lake Property, we have reduced our holdings of mining claims in this area.  Based on the results of our initial exploration program and the historic data on the property, further exploration is planned for those mining claims we have retained.  However, as a result of our existing option of a large tract of the Ruth Lake Property to a junior mining company that is currently in default under its agreement with us, exploration by the Company on the Ruth Lake Property has been postponed pending the outcome of discussion with the defaulting party.

Geology

The property is situated within the Quesnel Trough, a renowned geologic belt that hosts numerous base and precious metal deposits along with current and formerly producing mines. It is located 10 kilometres northeast of GWR Resources Inc.’s Lac La Hache property where ongoing exploration continues to delineate porphyry copper-gold-silver/skarn, copper-magnetite-gold-silver deposits and is situated between producing mines at Imperial Metals Corporation’s Mt. Polley copper-gold mine and New Gold Inc.'s New Afton copper-gold project (Teck-Cominco Ltd’s legendary Afton mine).

Chucker Property

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, pursuant to which we undertook to pay for a geology report to be prepared on eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").  Upon completion of the geology report, we have ten

(10) days to review it and if the geology report is deemed acceptable to us, we will proceed with the optioning of the Chucker Property in accordance with the terms of our agreement with MSM.

In order for us to be able to exercise the option and acquire a 100% interest in the Chucker Property, we are required to make the following payments to MSM and incur the expenses indicated, commencing from the date of acceptance of the geology report by us (the Effective Date”), namely:

(1) an initial payment of $20,000 and the issue of 1,000,000 restricted common shares on the   Effective Date,

(2)  pay a further $30,000 and issue 1,000,000 restricted common shares 18 months after the Effective Date,

(3)  pay a further $50,000 and issue 1,000,000 restricted common shares 36 months after the Effective Date,

(4)  pay a further $50,000 48 months after the Effective Date,

(5)  pay a further $50,000 60 months after the Effective Date,

(6)  pay a further $50,000 72 months after the Effective Date,

(7) incur expenditures on the Chucker Property in the amount of $500,000, or make a cash payment to MSM in lieu of incurring part or all of the expenditures, within 24 months of the Effective Date,

(8) incur and/or pay cash in lieu of expenditures on the Chucker Property in the amount of $500,000 within 48 months of the Effective Date, and

(6) incur and/or pay cash in lieu of expenditures on the Chucker Property in the amount of $1,000,000 within 72 months of the Effective Date.

We may also make an equivalent cash payment to MSM, in lieu of incurring part or all of the expenditures required to be incurred in order to exercise the option, and any such payments made by us to MSM will be deemed to be part of the expenditures required to be incurred in order to exercise the option.

Provided we have, on or before the Effective Date, made the above mentioned payments to MSM and incurred the expenses indicated as aforesaid, we shall have the right to exercise the option to acquire a 100% interest in the Chucker Property up to and including the date which is seventy-five (75) months from the Effective Date (the “Expiration Date”), after which Expiration Date the Option shall lapse and no longer be of any force and effect.  The option under the option agreement with MSM can be also be terminated by us at any time upon thirty (30) days notice.

If we acquire the Chucker Property, the claims will be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  We can also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event we exercise our option and acquire the Chucker Property, we will be required to pay an annuity of $50,000 to MSM commencing on the date that is seven years after the Effective Date and on the anniversary thereof in each and every year thereafter for a total of seventeen years.

We have undertaken the preparation of a geology report as required under the aforesaid agreement.  It is anticipated that this report will not be ready shortly.

ITEM 3.

 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.

 MINE SAFETY DISCLOSURES

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration.  We do not act as the owner or operator of any mining facilities and are not, therefore, required to report under this Item as of the date of this Annual Report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the OTC Bulletin Board under the symbol BESE.  The following table shows the high and low market prices for each quarter for the past three years.

Quarter Ending	High	Low
12/31/2011	$0.0125	$0.004
09/30/2011	$0.02	$0.004
06/30/2011	$0.038	$0.0045
03/31/2011	$0.01	$0.017
12/31/2010	$0.0065	$0.027
09/30/2010	$0.0065	$0.017
06/30/2010	$0.0065	$0.025
03/31/2010	$0.008	$0.006
12/31/2009	$0.02	$0.01
09/30/2009	$0.02	$0.01
06/30/2009	$0.05	$0.02
03/31/2009	$0.06	$0.02

As of March 30, 2012, we had 160,851,241 shares of common stock outstanding and the last trade price of our stock was $0.00.

ClearTrust, LLC, 16540 Pointe Village Dr., Suite 206, Lutz, Florida (Telephone: 813-235-4490; Facsimile: 813-388-4549) is the registrar and transfer agent for our common shares.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 12, 1999. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of December 31, 2011, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

Recent Sales of Unregistered Securities

Conversion of Debt for Shares

On April 9, 2010, the debenture issued on April 9, 2009 for debt in the amount of $126,677 USD was converted at $0.0075 USD per share into 16,890,265 shares.  Also on April 9, 2010, the debenture issued on April 9, 2009 for debt in the amount of $125,100 CAD was converted at $0.008 CAD per share into 15,637,496 shares.  The Company elected to pay the interest accruing due on April 9, 2010 of $15,201 on the US$ Debenture and $15,012 CAD on the CAD$ Debenture, by the issuance of a total of 3,903,332 shares.

On June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of $66,300 USD was converted at $0.003 USD per share into 22,100,000 shares.  Also, on June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of $48,000 CAD was converted at $0.003 CAD per share into 16,000,000 shares.  The Company elected to pay the interest accruing due on June 4, 2011 of $7,956 on the US$ Debenture and $5,760 CAD on the CAD$ Debenture, by the issuance of a total of 4,572,000 shares.

Exercise of Warrants

As of December 31, 2010, 42,225,667 share purchase warrants, each having a share purchase price of $0.003 USD, were outstanding under a convertible debenture issued on April 9, 2009 and 41,700,000 share purchase warrants, each having a share purchase price of $0.003 CAD, were outstanding under a convertible debenture also issued on April 9, 2009.  In addition, 22,100,000 share purchase warrants, each having a share purchase price of $0.003 USD, were outstanding under a convertible debenture issued on June 4, 2010 and 16,000,000 share purchase warrants, each having a share purchase price of $0.003 CAD, were outstanding under a convertible debenture also issued on June 4, 2010.

During the twelve month period ended December 31, 2011, warrant holders exercised a total of 23,406,148 warrants.  Of these warrants, 18,182,238 warrants were exercised for cash at a price of $0.003 USD for proceeds of $54,547 USD.  Another 2,667,330 warrants were exercised at a price of $0.003 USD in set off of debt for $8,002 USD and 2,556,580 warrants were exercised at a price of $0.003 CAD in set off of debt for $7,670 CAD.

Dividends.

The Company does not currently intend to pay cash dividends.  The Company's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate.  Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment.  There can be no assurances of the projected values of the shares;

neither can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so.  The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2011 and December 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See “Forward-Looking Statements” following the Table of Contents of this annual report. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in “Item 1A.Risk Factors" at the beginning of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are an exploration stage company with limited operations, limited revenue, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date. We believed that the growing demand for the production of natural resources, particularly precious metals, presents an area of opportunity for developing companies.  Accordingly, in addition to our Ruth Lake Property, we are currently dealing on the Chucker Property located in Nevada that we believe could be a property meriting exploration for gold.  See ITEM 2 PROPERTIES.

Our plan of operation is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration.  All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper and/or gold and silver.  Since acquiring the Ruth Lake Property, in addition to carrying our own exploration program, we have also optioned off numerous mining claims that comprise this property to various junior mining companies.  The optioning of these mineral claims has not only provided funds through the receipt of cash consideration or the potential for generating funds through the sale of the common shares received as part of the consideration for the optioned mineral claims, but has also provided for the further exploration and development of these mineral claims while satisfying the maintenance requirements for the mineral claims.

Over time the number of claims comprising the Ruth Lake Property has been reduced from 19 claims to 10 claims.  See ITEM 2 PROPERTIES. As of this date, we still have a large portion of the mineral claims that comprise the Ruth Lake Property under option to a junior mining company that is in default under its option agreement with us.  We are currently in discussions with this company and hope to resolve the matter shortly.  In the event we terminate this option, we will have to consider whether we will proceed with any further exploration on these claims in the near future.

We have been able to maintain our remaining interest in the Ruth Lake Property by a combination of performing exploration work on the property and then filing assessment reports of the exploration work for credit towards the maintenance costs plus paying cash in lieu of exploration work as required.  All of the mining claims currently comprising the Ruth Lake Property are in good standing.

As our directors and officers have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating mining properties, we need to retain the services of various professionals and technicians in the mining industry to provide such expertise.  Accordingly, we have, and will continue to, retain the services of geologists and engineers to advise and assist us in the exploration of our acquired interest in mineral claims and in the determination of properties to acquire.

We anticipate that we will require funding of approximately $125,000 for the next twelve month period in order to cover general operating costs, which costs entail mainly professional and consulting fees, plus the initial payments required upon the acquisition of the Chucker Property, should we decide to proceed under our agreement with MSM.  We will also have to raise additional funds to facilitate the acquisition of additional mining properties or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future

In the past, we have raised funds by means of various equity financings.  We have also had to borrow funds from time to time in order to fund part of our ongoing operations.  For some of this borrowings, we and have had to issue convertible debentures as security.  On April 9, 2009, we issued two convertible debentures to a shareholder, Mr. Smith, to secure payment of various loans and payments made by Mr. Smith on behalf of the Company.  One convertible debenture was for $126,677 US and the other was for $125,100 CAD.  The term of each of the debentures was three (3) years and each debenture earned interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures was secured by a first “floating charge” over the undertaking and all property and assets of the Company.   Each of the debentures permitted the holder, at his option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company.  The Company was also permitted, at our option, to pay any accrued interest under either debenture in the form of common stock. Share purchase warrants were also attached to each of the debentures.

On April 9, 2010, all of the debt of $126,677 US under the convertible debenture issued on April 9, 2009 was converted into 16,890,265 shares at a conversion rate of $0.0075 US per share by the option holders. The Company also converted all of the interest payable of $15,201 US under this convertible debenture into 2,026,832 shares at the same conversion rate as for this debt.  In addition, on April 9, 2010, all of the debt of $125,100 CAD under the convertible debenture issued on April 9, 2009 was converted into 15,637,496 shares at a conversion rate of $0.008 CAD per share by the option holders.  The Company also converted all of the interest payable of $15,012 CAD under this convertible debenture into 1,876,500 shares at the same conversion rate as for this debt.

On June 4, 2010, we again issued two convertible debentures to Mr. Smith to secure payment of further loans and payments made by Mr. Smith on behalf of the Company.  One convertible debenture was for $66,300 USD and the other was for $48,000 CAD.  The term of each of the debentures was three (3) years and each debenture earned interest at 12% per annum, calculated and payable annually.  The debt under each of the debentures was secured by a first “floating charge” over the undertaking and all property and assets of the Company.  Each of the debentures permitted the holder, at his option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company.  The Company was also permitted, at its option, to pay any accrued interest under either debenture in the form of common stock. Share purchase warrants were also attached to each of the debentures.

On June 4, 2011, all of the debt of $66,300 USD under the convertible debenture issued on June 4, 2010 was converted into 22,100,000 shares at a conversion rate of $0.003 USD per share by the option holders. The Company also converted all of the interest payable of $7,956 USD under this convertible debenture into 2,652,000 shares at the same conversion rate as for this debt.  In addition, on June 4, 2011, all of the debt of $48,000 CAD under the convertible debenture issued on June 4, 2010 was converted into 16,000,000 shares at a conversion rate of $0.003 CAD per share by the option holders.  The Company also converted all of the interest payable of $5,760 CAD under this convertible debenture into 1,920,000 shares at the same conversion rate as for this debt.

Mr. Smith has since loaned money and paid certain expenses on behalf of the Company in the amounts of $20,215 US and $6,102 CAD as of December 31, 2011. These funds were used to cover our ongoing operating costs and are payable on demand, without interest.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We have also raised funds and set off debt through the exercise of the share purchase warrants that were attached to the convertible debentures mentioned above.  On March 2, 2011, and again on April 29, 2011, we received notices of election to exercise a total of 16,200,000 warrants and 1,982,238 warrants, respectively, which had been issued as part of the April 9, 2009 US$ Convertible Debenture.  Under the terms of this issue, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003 USD.  As a result of this exercise of warrants, we received funds of $48,600 USD and $5,946 USD, respectively.

On March 25, 2011, we also received notices of election to exercise 2,667,330 warrants that were issued as part of the June 4, 2010 US$ Convertible Debenture and a further 2,556,580 warrants issued as part of the June 4, 2010 CAD$ Convertible Debenture.  Under the terms of the issue for the warrants under the June 4, 2010 US$ Convertible Debenture, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003 USD.  Under the terms of the issue of the warrants under the June 4, 2010 CAD$ Convertible Debenture, one warrant allows the holder thereof to purchase one common share of Beeston for an exercise price of $0.003 CAD.  Payment of the exercise price of the respective warrants was made by way of set off of debt owed by Beeston to the holder of the warrants.  In the case of the US$ warrants, we set off $8,002 USD of debt, and in the case of the CAD$ warrants, we set off $7,670 CAD of debt.

We have also received shares in the common stock of some of the junior mining companies with whom we have entered into option agreements as part of settlements of certain claims and/or obligations of these junior mining companies under the option agreements.  These shares are currently not tradable due either to restrictions imposed under SEC regulations or not being listed for trading.  To the extent these shares become tradable; we can sell them in the market and use the proceeds from such sales to cover our ongoing operating costs and/or to acquire additional interests in mineral properties.

We hope to be able to raise the funds that are required for our ongoing operating, acquisition and exploration costs by means of the sale of securities currently held by the Company, upon these securities becoming tradable, as well as by both debt and equity funding.  The equity funding would be in the form a private placement and/or the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, our participation in the exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending December 31, 2012.

General and Administrative Expenses

We expect to spend $70,000 during the twelve-month period ending December 31, 2012, on general and administrative expenses including consulting, legal and auditing fees, and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending December 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2012.

Results of Operations for the Years Ended December 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2011 and 2010.

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

		Year Ended
		December 31
		2011	2010

Revenue	$	Nil	$5,000
Operating Expenses		$(146,348)	$(117,654)
Other Income (Expenses)		$135,689	$(840,620)
Net Loss		$(10,659)	$(953,274)

Revenues

We have earned a total of $131,889 in revenues from the sale of mining claims since our inception.

Operating Expenses

Our operating expenses for the year ended December 31, 2011 and December 31, 2010 are outlined in the table below:

	Year Ended
	December 31

	2011	2010

Speculative mining expenses	$1,854	$25,285
Consulting	$58,510	$37,207
Professional fees	$53,153	$45,899
Administrative expenses	$32,831	$9,263

The increase in operating expenses for the year ended December 31, 2011, compared to the same period in fiscal 2010, was mainly due to the increase in consulting expenses associated with our acquisition activities. We did not undertake any business operations during the year ended December 31, 2011.

Interest expense, net

Net interest expense for the years ended December 31, 2011 and 2010 was approximately $6,399 and $17,650, respectively.  Interest expense consists of interest due on two convertible debentures issued by us for debt as described above.  See Plan of Operation above.  Interest income consists of interest earned on bank deposits.  The decrease in interest expense is due to the payment of the debt under these convertible debentures during the current year.

The Company has also borrowed funds from stockholders in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.

Settlement of Claim

The claim against Lithium explained in ITEM 2. PROPERTIES, above, was fully settled on May 3, 2011 by receipt of approximately $58,000 and the tender of 200,000 common shares of Lithium Exploration Group, Inc (LEXG).  The cash was offset against a receivable from Lithium of approximately $24,000, with the remainder recorded as a gain.

The Lithium shares are temporarily restricted from trading as defined by the Securities Exchange Commission Rule 144.  The Lithium shares were valued at $5.07 on the date of acquisition May 3, 2011 based on the closing price of the stock.  A total gain of approximately $1,048,000 was recorded as a result of the transaction.

We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.  On December 31, 2011, Lithium shares closed at $0.54, resulting in a loss on marketable securities of an additional $78,000, bringing the total loss to $906,000, with a remaining market value at December 31, 2011 of $108,000.

Liquidity and Financial Condition

As of December 31, 2011, our total assets were $108,366 and our total current liabilities were $44,253 and we had a working capital of $64,113.  Our financial statements report a net loss of $10,659 for the year ended December 31, 2011, and a net loss of $1,761,234 for the period from July 12, 1999 (date of inception) to December 31, 2011.

We have suffered recurring losses from operations.  The continuation of our company is dependent on raising additional capital as needed for continuing exploration and development until such time as we are able to achieve a viable mining operation.  In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		December 31, 2011		December 31, 2010

Net Cash (Used in) Operating Activities		$(86,916)		$(77,826)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$87,049		$71,751
Cash (decrease) increase during the year		$133		$(6,075)

We had cash in the amount of $241 as of December 31, 2011 as compared to $108 as of December 31, 2010. We had a working capital of $64,113 as of December 31, 2011 compared to working capital deficit of $15,048 as of December 31, 2010.

Our principal sources of funds have been from sales of our common stock.  See ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Recent Sales of Unregistered Securities.

One of our shareholders has also provided funding to Beeston in the form of various non-interest demand loans in the amounts of $20,215 (U.S.) and $6,102 (CAD) as of December 31, 2011.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $125,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Operating	Estimated
	Period	Expenses
		($)
Administrative	12 months	15,000
Professional fees	12 months	55,000
Mining expenses	12 months	55,000

Total	$125,000

We hope to meet our cash requirements for the next 12 months through equity financing by way of a private placement and/or through the exercise of the existing outstanding warrants held by our investors. We currently do not have any arrangements in place to complete any private placement financing and there is no assurance that we will be successful in completing any such financing on terms that will be acceptable to us or that the holders of our outstanding warrants will exercise the warrants. We also own securities of a company that is publicly trading.  These securities are currently restricted as to trading, however, upon the removal of the restriction on trading; these shares could be a source of funds for our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended December 31, 2011 our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  We had an accumulated deficit of $1,761,234 as of December 31, 2011, with a total stockholders’ equity of $64,113.

We continue to have discussions with existing and potential new investors regarding an investment in us.  Although we do not have any firm commitments, we intend to continue these discussions.  However, there can be no assurances that we can attract new investment.  Failure to obtain sufficient equity financing would have substantial negative ramifications to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company.

Net Income or (Loss) per Share of Common Stock

Our company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Our company has potentially dilutive securities, such as warrants, currently issued and outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements did not, and are not currently expected to, have a material effect on our financial statements, but will be implemented in our future financial reporting when applicable.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our company’s financial position, operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

            Page

Report of Independent Registered Public Accounting Firm

26

Balance Sheets as of December 31, 2011 and 2010

27

Statements of Operations and Accumulated Other Comprehensive

         Income (Loss) for the Years Ended December 31, 2011 and 2010

         (with cumulative totals since Inception, July 12, 1999)

28

Statement of Changes in Stockholders’ Equity (Deficit)

         From July 12, 1999 (Inception) to December 31, 2011

29

Statements of Cash Flows for the Years Ended December 31, 2011

   and 2010 (with Cumulative Totals Since Inception)

30

Notes to Financial Statements

31-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beeston Enterprises Ltd.

We have audited the accompanying balance sheets of Beeston Enterprises Ltd. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey

March 30, 2012

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010
Current Assets
Cash	$ 241	$ 108
Other receivable, net	-	22,897
Prepaid expenses and deposits	125	-
Prepaid consulting	-	12,233
Marketable securities	108,000	-

Total Current Assets	108,366	35,238

TOTAL ASSETS	$ 108,366	$ 35,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 18,053	$ 28,638
Promissory notes, related party	26,200	9,415
Option liability	-	12,233
Total Current Liabilities	44,253	50,286

Long Term Debt
Convertible debentures, related party, and accrued interest	-	122,295
Total Long Term Debt	-	122,295

Total Liabilities	44,253	172,581

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001, 500,000,000 shares authorized and
160,851,241 and 94,773,093 shares, respectively, issued and outstanding	160,851	94,773
Additional paid-in capital	1,664,496	1,518,459
Deficit accumulated during the development and exploration stages	(1,761,234)	(1,750,575)

Total Stockholders' Equity (Deficit)	64,113	(137,343)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 108,366	$ 35,238

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS AND OTHER

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2011	2010	December 31, 2011
REVENUE
Sale of mining claims	$ -	$ 5,000	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	1,854	25,285	387,357
Consulting	58,510	37,207	132,882
Professional fees	53,153	45,899	273,462
Administrative expenses	32,831	9,263	146,271
Depreciation	-	-	3,806
Total Operating Expenses	146,348	117,654	943,778

LOSS FROM OPERATIONS	(146,348)	(112,654)	(811,889)

OTHER INCOME (EXPENSE)
Interest expense	(6,399)	(17,650)	(60,682)
Foreign currency transaction loss	(209)	(16,419)	(16,628)
Claim settlement gain	1,048,297	-	1,048,297
Loss from debt extinguishment	-	(495,300)	(839,326)
Loss on modification of warrants	-	(207,651)	(207,651)
Loss on marketable securities	(906,000)	(103,600)	(1,009,600)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	135,689	(840,620)	(949,345)

NET LOSS APPLICABLE TO COMMON SHARES	$ (10,659)	$ (953,274)	$ (1,761,234)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Gain on marketable securities	-	(211,400)	-
Cumulative currency translation adjustment	-	9,058	-
Total Other Comprehensive Income (Loss)	-	(202,342)	-

COMPREHENSIVE LOSS	$ (10,659)	$ (1,155,616)	$ (1,761,234)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (BASIC AND DILUTED)	138,349,984	84,991,594

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	94,773	1,518,459	-	(1,750,575)	(137,343)

Net loss	-	-	-	-	(10,659)	(10,659)
Forgiveness of interest on notes payable	-	-	365	-	-	365
Exercise of warrants – proceeds used to repay debt	4,657,243	4,657	9,360	-	-	14,017
Exercise of warrants – proceeds used to repay debt	566,667	567	1,133	-	-	1,700
Conversion of debentures and interest	42,672,000	42,672	86,581	-	-	129,253
Exercise of warrants	18,182,238	18,182	36,365	-	-	54,547
Amortization of consulting options	-	-	12,233	-	-	12,233
Balance, December 31, 2011	160,851,241	$ 160,851	$ 1,664,496	$ -	$ (1,761,234)	$ 64,113

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,659)	$ (953,274)	$ (1,761,234)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	12,233	37,207	74,160
Claim settlement gain	(1,014,000)	-	(1,014,000)
Mark to market on marketable securities	906,000	103,600	906,000
Gain on foreign currency translations	1,074	9,058	1,097
Interest forgiven by shareholder	365	1,659	27,069
Accrued interest	5,884	16,147	43,615
Other	-	704,017	1,048,043
Changes in assets and liabilities
Prepaid expenses and deposits	(125)	3,241	(125)
Other receivable	22,897	(14,619)	(1,089)
Accounts payable	(10,585)	15,138	18,053

Net cash used in operating activities	(86,916)	(77,826)	(654,605)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	-	173,010
Proceeds from exercise of stock warrants	70,264	-	70,264
Principal payments on promissory notes	(9,415)	71,751	389,178
Proceeds from issuance of promissory notes, related party	26,200	-	26,200

Net cash provided by financing activities	87,049	71,751	658,652

NET INCREASE (DECREASE) IN CASH	133	(6,075)	241

CASH - BEGINNING OF YEAR	108	6,183	-

CASH - END OF YEAR	$ 241	$ 108	$ 241

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 365	$ 1,659
Conversion of notes and loans payable into convertible debt	$ -	$ 112,294
Conversion of convertible debentures into stock	$ 115,405	$ 232,788
Conversion of accrued interest into stock	$ 13,849	$ 8,402
Payment of notes to stockholder using non-trading securities	$ -	$ 23,623

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Beeston Enterprises Ltd., “the Company,” was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, we are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.

Ruth Lake Property

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

Chucker Property

On August 26, 2011, the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the “Chucker Property”).  Subject to the Company making the various payments and expenditures required under the option agreement within the times provided for during the term of the option, this option will expire on the date that is 75 months from the date that the Company accepts the geology report currently being prepared for the Company.  The Company can also cancel the option upon 30 days notice.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring losses, large accumulated deficits, is dependent on one shareholder to provide additional funding for operating expenses, is in the exploration stage, and has no revenues. This raises substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

It is expected that the Company’s operating expenses will be funded by its shareholders or through the issuance of stock.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION(CONTINUED)

Going Concern(Continued)

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

Mineral Acquisition and Exploration Costs

Our company has been in the exploration stage since the middle of 2006 and has not yet realized any revenue from our planned operations. We are primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Income Taxes(Continued)

liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Federal, state and local income tax returns for years since 1999 could be subject to examination by tax authorities.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Net Loss Per Share of Common Stock

The Company follows financial accounting standards which provide for “basic” and “diluted” earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted  average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to securities outstanding which could affect the number of shares upon exercise.  Although the Company had dilutive securities outstanding as of December 31, 2011 and 2010, due to the Company’s loss position for the years and from inception (July 12, 1999), the effect of the warrants would be anti-dilutive.  Therefore basic and diluted earnings per share are the same.

Dilutive securities outstanding as of December 31, 2011 and 2010 are:

	2011	2010
Convertible debentures	-	38,100,000
Options	-	200,000
Warrants	98,619,429	122,025,667
Total	98,619,429	160,325,667

	Year Ended December 31,
	2011	2010
Net Loss	$ (10,659)	$ (953,274)
Weighted average common shares
outstanding (basic and diluted)	138,349,984	84,991,594

Earnings per share (basic and diluted)	$ 0.00	$ 0.01

Fair Value Measurements

On January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements.”  ASC 820 defines fair value, provides a consistent framework for measuring fair value un Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs:  Quoted prices for identical instruments in active markets.

Level 2 Inputs:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs:  Inputs with primarily unobservable value drivers.

The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities and promissory notes, related party approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

On November 2, 2010 all eight of the claims covered by the agreement lapsed for failure to pay maintenance fees.  The Company reclaimed four of the eight mining claims, which four mining claims were then free of tenure obligations until November 4, 2012.  On November 30, 2010 Mariposa Resources Ltd. changed its name to Lithium Exploration Group, Inc., (“Lithium”).  As of December 31, 2010, Lithium was in default of payment of a total of 1,500,000 shares of our common stock to Beeston and of its obligation to perform $100,000 CAD of exploration and development work on the optioned mining claims as part payment of the option exercise price under its option agreement with the Company.  Lithium was also indebted to Beeston in the amount of $23,983 USD, related to the mining claim maintenance fees and reclaiming fees paid by Beeston on behalf of Lithium.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 3 -

SALE OF MINERAL RIGHTS(CONTINUED)

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

A total gain of approximately $1,048,000 was recorded as a result of the transaction.  This gain included cash proceeds of $58,000 off set by repayment of accounts receivable of 24,000.

The Company elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period. On December 31, 2011, Lithium shares closed at $0.54, resulting in a loss on marketable securities of $906,000, with a remaining market value at December 31, 2011 of $108,000 using Level 1 inputs.

NOTE 5 -

PROMISSORY NOTES, RELATED PARTY

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing promissory notes and unsecured loans.  The notes are payable on demand and are not interest-bearing.  They are reported as current liabilities due to the demand provision.  As of December 31, 2011, and 2010, there were promissory notes outstanding totaling $26,200 and $9,415, respectively.

Simple interest expense on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 6 -

STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2011, the Company has 500,000,000 shares of common stock authorized with a par value of $0.001 per share.  Shares outstanding at December 31, 2011, were 160,851,241.  Increases in shares outstanding during the year were due to exercise of warrants, exchange of stock for debt, and conversion of convertible debentures.

Warrants Exercise

In the year ended December 31, 2011, the Company issued a total of 23,406,328 shares for warrants exercised at a price of $0.003 for total proceeds of $70,264.  At December 31,2011, the Company had 98,619,429 warrants available to be exercised with a weighted average exercise price of $0.003 and a weighted average contractual life of 1.5 years.

Conversion of Convertible Debentures

On June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of $48,000 CAD, carried as $49,105 USD, was converted at $0.003 CAD per share into 16,000,000 shares.  Also on June 4, 2011, the debenture issued on June 4, 2010 for debt in the amount of $66,300 was converted at $0.003 USD per share into 22,100,000 shares.  The Company elected to pay the interest accruing due on June 4, 2011 of $7,956 on the USD-denominated debenture and $5,760 CAD on the CAD-denominated debenture, carried at $5,893 USD, totaling $13,849 USD, by the issuance of 4,572,000 shares.  The total effect of debenture conversions was 42,672,000 shares with a total value of $129,254.

NOTE 7 -

INCOME TAXES

The (provision) benefit for income taxes was $0 for the fiscal years ended 2011 and 2010.

The Company’s effective tax rates are as follows:

	December 31,	December 31,
	2011	2010
Statutory federal tax (benefit)	(34%)	(34%)
Permanent Difference	0%	0%
Valuation Allowance	34%	34%
Effective Tax Rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets consist of the following:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 7 -

INCOME TAXES (CONTINUED)

	2011	2010
Net operating losses	126,000	430,000
Marketable securities	343,000	35,000
Total deferred tax asset	469,000	465,000
Valuation allowance	(469,000)	(465,000)
Net deferred tax asset	-	-

As of December 31, 2011, and 2010 the Company had federal net operating loss carry forwards of approximately $370,000 and $1,265,000, respectively.  If not used, these carry forwards will expire between 2029 and 2031.

The Company maintains a valuation allowance of $469,000 and $465,000 on its deferred tax assets as of December 31, 2011 and 2010, respectively.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with our Independent Auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President (our chief executive officer and our chief financial officer), of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our President (our chief executive officer and our chief financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2011, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our chief executive officer and chief financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2011, our Company’s internal control over financial reporting a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Change in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitation of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.  OTHER INFORMATION

 None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As at December 31, 2011, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Age	Position	Date of Election or Appointment
Michael Upham	57	Director, President, Secretary, Treasurer, CEO, CFO	June/July,2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Upham – President, Chief Executive Officer, Chief Financial Officer and Director

Michael Upham was appointed a member of the Board of Director on June 10, 2009 and the president, secretary, treasurer, chief executive officer and chief financial officer of the Company on July 1, 2009.  Mr. Upham was a past director of Beeston Enterprises Ltd., a position he held from September 1999 to May 2005, when he resigned to become an officer and director of Okana Ventures, Inc., a development stage company, which positions he held until March 30, 2011.  Mr. Upham has been in the retail sales and marketing sector for over 35 years.  He was manager of Jack Fraser’s, a Canadian men’s clothing chain, having worked his way up to a management level during his term with the company from 1971 to 1977.  In 1978, Mr. Upham joined the sales staff at Finns Clothiers, where he worked as senior sales representative until 1985.  In 1986, he became district sales manager for Playtex Canada Ltd.  Mr. Upham left Playtex Canada Ltd. in 1996 to become district sales manager for Imperial Tobacco Company Limited, a position he held until his retirement in 2009.  Mr. Upham is prepared to devote 20% of his time, or approximately eight hours per week, to our operations.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

The Company is not aware of a director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

Nomination Process

There have been no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

Effective January 3, 2012, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written policies to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations; and

(4) accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Beeston Enterprises Ltd.1685 H Street, #219Blaine, WA 98230-5110

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Upham(1) President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Michael Upham was appointed a member of the Board of Director on June 10, 2009 and the president, secretary, treasurer, chief executive officer and chief financial officer of the Company on July 1, 2009.

Other than set out previously in this filing there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Plan-Based Awards

We have not made any grants of plan based awards since our inception to December 31, 2011.

Stock Options and Equity Awards

We have not issued or granted any stock options or equity awards since our inception to December 31, 2011.

Compensation of Directors and Executive Officers

No executive officer or director of Beeston received any remuneration in the form of salaries and/or allowances during 2011 and 2010.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We do not have any employment agreement, consulting agreement or any other agreements for compensating our directors or executive officers for their services, although such directors and/or executive officers may in the future receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding during 2011 and 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
N/A

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2012.  As of March 30, 2012 there were 160,851,241 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Michael Upham. We have determined that Michael Upham is an “independent director” as defined in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011, and for fiscal year ended December 31, 2010, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$25,500	$28,500
Audit Related Fees	$6,000	$6,500
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$31,500	$35,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
14.1	Code of Ethics	Included
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Calculation	Included
101.DEF*	XBRL Taxonomy Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

*  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEESTON ENTERPRISES LTD.

Date:

March 30, 2012

        /s/ Michael Upham__________________________

Michael Upham,

            President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Upham
Michael Upham,
President, Secretary, Treasurer, CEO, CFO, Director
Date: March 30, 2012