Form 10-Q
period 2012-03-31
BEESTON ENTERPRISES LTD
filed 2012-05-16
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to ________________________

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2012, the Company had 179,714,241 shares of its common stock issued and outstanding.

Table of Contents

Part I — Financial Information

Item 1. Financial Statements.

3

Condensed Balance Sheets

4

Condensed Statements Of Operations

5

Statement Of Changes In Stockholders' Equity (Deficit)

6

Condensed Statements Of Cash Flows

7

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

12

Item 3. Quantitative Disclosures About Market Risks

17

Item 4. Controls And Procedures.

17

Part II — Other Information

18

Item 1. Legal Proceedings

18

Item 1a. Risk Factors

18

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Mine Safety Disclosures

18

Item 5. Other Information

18

Item 6. Exhibits

18

Signatures

19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of March 31, 2012

 and December 31, 2011

4

Condensed Statements of Operations for the Three Months Ended

        March 31, 2012and 2011 with Cumulative Totals Since Inception

5

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

   from July 9, 1999 (Inception) to March 31, 2012

6

Condensed Statements of Cash Flows for the Three Months Ended

   March 31, 2012 and 2011 with Cumulative Totals Since Inception

7

Notes to Condensed Financial Statements

8-11

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	March 31,	December 31,
	2012	2011
Current Assets
Cash	$ 1,343	$ 241
Prepaid expenses and deposits	234	125
Marketable securities	161,000	108,000

TOTAL ASSETS	$ 162,577	$ 108,366

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 19,624	$ 18,053
Promissory notes, related party	56,701	26,200
Total Current Liabilities	76,325	44,253

Total Liabilities	76,325	44,253

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 500,000,000 shares authorized and
160,851,241 issued and outstanding	160,851	160,851
Additional paid-in capital	1,664,967	1,664,496
Deficit accumulated during the development and exploration stages	(1,739,566)	(1,761,234)

Total Stockholders' Equity	86,252	64,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 162,577	$ 108,366

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999 to
	2012	2011	March 31, 2012

REVENUE
Sale of mining claims	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	387,357
Consulting	15,000	28,327	147,882
Professional fees	7,688	6,750	281,150
Administrative expenses	7,937	2,283	154,208
Depreciation	-	-	3,806
Total Operating Expenses	30,625	37,360	974,403

LOSS FROM OPERATIONS	(30,625)	(37,360)	(842,514)

OTHER INCOME (EXPENSE)
Interest expense, net	(564)	(3,557)	(61,246)
Foreign currency transaction (loss)	(143)	(1,388)	(16,771)
Claim settlement gain	-	-	1,048,297
Loss from debt extinguishment	-	-	(839,326)
Loss on modification of warrants	-	-	(207,651)
Gain (loss) on marketable securities	53,000	-	(956,600)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	52,293	(4,945)	(897,052)

NET INCOME (LOSS)	$ 21,668	$ (42,305)	$ (1,739,566)

NET INCOME (LOSS) - BASIC	$ 0.00	$ (0.00)

NET INCOME (LOSS) - DILUTED	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	160,851,241	100,512,730

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	160,851,241	100,512,730

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-	$ -	-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	-	$ -	$ 1,700
Net loss	-	-	-	-	(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-	-	(1,700)	-

Net loss	-	-	-	-	-	-
Balance, December 31, 2000	1,700,000	1,700	-	-	(1,700)	-

Net loss	-	-	-	-	-	-
Balance, December 31, 2001	1,700,000	1,700	-	-	(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375	-	-	33,750
Net loss	-	-	-	-	(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375	-	(10,942)	24,508

Net loss	-	-	-	-	(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375	-	(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250	-	-	75,000
Net loss	-	-	-	-	(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625	-	(71,353)	39,097

Net loss	-	-	-	-	(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)	-	-	-
Net loss	-	-	-	-	(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	94,773	1,518,459	-	(1,750,575)	(137,343)

Net loss	-	-	-	-	(10,659)	(10,659)
Forgiveness of interest on notes payable	-	-	365	-	-	365
Exercise of warrants - proceeds used to repay debt	4,657,243	4,657	9,360	-	-	14,017
Exercise of warrants - proceeds used to repay debt	566,667	567	1,133	-	-	1,700
Conversion of debentures and interest	42,672,000	42,672	86,581	-	-	129,253
Exercise of warrants	18,182,238	18,182	36,365	-	-	54,547
Amortization of consulting options	-	-	12,233	-	-	12,233
Balance, December 31, 2011	160,851,241	$ 160,851	$ 1,664,496	-	$ (1,761,234)	$ 64,113
Net income	-	-	-	-	21,668	21,668
Forgiveness of interest on notes payable	-	-	471	-	-	471
Balance, March 31, 2012	160,851,241	$160,851	$1,664,967	-	$ (1,739,566)	$86,252

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999 to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 21,668	$ (42,305)	$ (1,739,566)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	11,827	74,160
Gain on foreign currency translation	-	1,387	1,097
Interest forgiven by shareholder	471	24	27,540
Accrued interest	-	3,418	43,615
Claim settlement gain	-	-	(1,014,000)
Mark to market on marketable securities	(53,000)	-	853,000
Other	-	-	1,048,043
Changes in assets and liabilities
Prepaid expenses and deposits	(109)	-	(234)
Accounts receivable	-	-	(1,089)
Accounts payable and accrued expenses	1,571	(17,638)	19,624
Net cash used in operating activities	(29,399)	(43,287)	(684,004)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	54,902	173,010
Proceeds from exercise of stock warrants	-	-	70,264
Principal payments on promissory notes	-	-	389,178
Proceeds from issuance of promissory notes, related party	30,501	-	56,701
Net cash provided by financing activities	30,501	54,902	689,153

NET INCREASE IN CASH	1,102	11,615	1,343

CASH - BEGINNING OF PERIOD	241	108	-

CASH - END OF PERIOD	$ 1,343	$ 11,723	$ 1,343

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Beeston Enterprises Ltd. (“the Company”) was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, the Company is an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.  The Company owns a 100% interest in ten mineral claims comprising 4,826.46 hectares, known as the “Ruth Lake Property” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  The claims are in good standing until November 4, 2012.

Basis of Presentation

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto included in our Form 10-K filed on April 15, 2012.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Significant Accounting Policies

There have been no material changes during 2012 in the Company’s significant accounting policies to those previously disclosed in the 2011 Form 10-K.

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

The management of the Company plans to raise additional funds through loans from it shareholders or the issuance of stock.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution to earnings per share due to securities outstanding which, upon exercise, would increase the number of common shares outstanding.  The following table reflects potentially dilutive securities which were not included in diluted earnings per share as their effect was anti-dilutive.

	Three Months Ended March 31,

	2012	2011
Convertible debentures	-	38,100,000
Options	-	200,000
Warrants	98,619,518	100,601,757

Total	98,619,518	138,901,757

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

(CONTINUED)

	Three Months Ended
	March 31,
	2012	2011
Net Income (Loss)	$21,668	$(42,305)
Weighted Average
common shares
outstanding (basic)	160,851,241	100,512,730

Convertible debentures	-	38,100,000
Options	-	200,000
Warrants	98,619,518	100,601,757

Weighted Average
common shares
outstanding (diluted)	160,851,241	100,512,730

Diluted shares for 2011 are not shown because the period showed negative results and the calculation of earnings per share would be anti-dilutive.

NOTE 3 -

MARKETABLE SECURITIES

On March 31, 2012, Lithium shares closed at $0.805, resulting in a gain on marketable securities of $53,000, with a remaining market value at March 31, 2012 of $161,000.  These shares are subject to restrictions on sale under SEC Rule 144.

NOTE 4 -

PROMISSORY NOTES, RELATED PARTY

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing promissory notes.  The notes are payable on demand and are non-interest bearing.

As of March 31, 2012, the total notes outstanding were $56,701, an increase of $30,501 since December 31, 2011.

NOTE 5 -

COMMON STOCK OFFERING

On March 31, 2012, the Company’s directors authorized a Private Placement Memorandum offering a maximum of 40,000,000 shares of its common stock at a price of $0.003 per share to raise a maximum of $120,000.  The offering will terminate June 30, 2012, unless extended.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -

SUBSEQUENT EVENTS

On April 3, 2012, the Company issued 18,863,000 shares at $0.003 under the terms of its Private Placement Memorandum.  Sale of the shares will yield $56,589 to be used for the reduction of existing debt and for working capital in the execution of its business plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", “Beeston” and "our company" mean Beeston Enterprises Ltd., unless otherwise indicated.

General Overview

We are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of commercially viable producing mine. We own a 100% interest in ten mineral claims comprising 4,826.46 hectares known as the “Ruth Lake Property” located 25 kilometers from Lac La Hache, British Columbia, Canada. The claims are in good standing until November 4, 2012. There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, we are of the opinion that the location of the mining property is such as to warrant its acquisition and for us to undertake exploration of the mineral property.

The Ruth Lake Property is located approximately 25 kilometres from Lac La Hache, British Columbia, Canada.  This property originally comprised a total of nineteen mineral claims.  However, our current holdings have in this area have been reduced to ten mineral claims. The property is situated within the Quesnel Trough, a renowned geologic belt that hosts numerous base and precious metal deposits along with current and formerly producing mines. It is located 10 kilometres northeast of GWR Resources Inc’s Lac La Hache property where ongoing exploration continues to delineate porphyry copper-gold-silver/skarn, copper-magnetite-gold-silver deposits and is situated between producing mines at Imperial Metals Corporation’s Mt. Polley copper-gold mine and New Gold Inc.'s New Afton copper-gold project (Teck-Cominco Ltd’s legendary Afton mine).

The terrain in the area in which our mineral properties are located is well forested with rolling hills, and elevations ranging from 915-1525 meters.  The climate is generally dry with a warm summer and a cold winter.  Precipitation ranges from 42-62 centimeters per year with up to 30 centimeters occurring as snow.  While some exploration work such as trenching and drilling could be carried out all year long, generally, exploration in the area is limited to an eight month period running from April to October.  Any exploration programs would be carried out during this eight month period. The area has an excellent infrastructure in place with a skilled workforce, rail, roads and power capacity.

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

The Ruth Lake Property has not received as much exploration as some of the surrounding properties, such as GWR Resources Inc.’s Lac La Hache Property. What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit. We utilized the services of geologists to interpret a recent airborne geophysical survey of the area and the existing geological information in relation to the Ruth Lake Property to identify target areas and make recommendations for the further exploration of the property.  Based on our geologists recommendation, an initial exploration program of approximately $50,000 CAD was carried on the Ruth Lake Property, which involved the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  Each target area was then explored by geochemical soil sampling and prospecting.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, we believe that further exploration is warranted for the Ruth Lake Property.  A work program was to have been carried out in late fall of 2008, then the summer of 2009; however, such exploration was subsequently delayed pending the results of the exploration work that was to be carried out on various large parcels of the Ruth Lake Property under option agreements entered into by the Company with other junior mining companies.

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

We have been able to maintain our remaining interest in the Ruth Lake Property through the conduct of exploration and development work programs, by ourselves and others, and then filing assessment reports of the exploration work for credit towards the maintenance costs plus paying cash in lieu of exploration work as required.  All of the mining claims currently comprising the Ruth Lake Property are in good standing.

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   We can earn a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of its common stock to MSM over a period of three years and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon Beeston acquiring the Chucker Property, the claims will be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company can also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercises its option and acquires the Chucker Property, we will be required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the option agreement with MSM can be terminated by us at any time upon thirty (30) days notice.

We have undertaken the preparation of a geology report as required under the aforesaid agreement.  It is anticipated that this report will not be ready until sometime in late spring, 2012.  If it is acceptable to Beeston, ten (10) days after acceptance of the geology report, we will be required to pay the sum of $20,000 and issue 1,000,000 shares of its common stock to MSM, which will form part of the option exercise price under the option agreement with MSM in the event the option is exercised by us.

The Chucker Property is located in an area known for gold/silver mining.  We are currently considering the acquisition of additional mineral properties having similar potential.

Results of Operations

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes thereto included elsewhere in this filing. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

The following provides selected financial data about our company for the three month periods ended March 31, 2012 and 2011.

		Three months		Three months
		ended		ended
		March 31, 2012		March 31, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		$30,625		$37,360
Net Income (Loss)		$21,668		$(42,305)

Revenue

There were no revenues from operations for the three months periods ended March 31, 2012 and 2011.

Expenses

Our total expenses for the three month periods ended March 31, 2012 and 2011 are outlined in the table below:

		Three Months Ended
		March 31
		2012		2011

Speculative mining expenses	$	Nil	$	Nil
Consulting		$15,000		$28,327
Professional fees		$7,688		$6,750
Administrative expenses		$7,937		$2,283

Expenses for the three months period ended March 31, 2012, decreased from the comparative period in 2011 primarily as a result of the reduction in consulting fees.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	March 31, 2012	December 31, 2011
Current assets	162,577	108,366
Current liabilities	(76,325)	(44,253)
Working capital	86,252	64,113

Cash Flows

	Three Months	Three Months
	ended	ended
	March 31, 2012	March 31, 2011
Net cash provided by (used in) operating activities	(29,399)	(43,287)
Net cash provided by (used in)investing activities	Nil	Nil
Net cash provided by (used in)financing activities	30,501	54,902
Increase (Decrease) in cash	1,102	11,615

We had cash of $1,343 as of March 31, 2012 as compared to cash of $241 as of December 31, 2011. We had a working capital of $86,252 as of March 31, 2012 as compared to a working capital of $64,113 as of December 31, 2011.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, such as the Chucker Property, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  Recently, on March 31, 2012, our Board of Directors approved a private placement offering of 40,000,000 common shares of the Company at a price of $0.003 per share.  We anticipate raising up to $120,000 by means of this private placement offering.  As of the date of this report, we have raised a total of $56,589 under this offering.  This private placement offering has a termination date of June 30, 2012, unless extended by the Board of Directors.

We have also had to borrow funds from time to time in order to fund part of our ongoing operations.  For some of this borrowing, we issued convertible debentures as security.  All of the debt under these convertible debentures has since been converted into common shares of the Company.   We have also raised funds and set off debt through the exercise of the share purchase warrants that were attached to these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds for the Company in the event they are exercised.  In addition, we have borrowed funds for working capital purposes from one of the stockholders of the Company for which we issued promissory notes.  These notes are payable on demand and are non-interest bearing.  As of March 31, 2012, the total notes outstanding were $56,701.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We have also received shares in the common stock of a junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares are currently not tradable due to restrictions imposed under SEC regulations.  At such time as these shares become tradable; we hope to be able to sell them in the market.

We anticipate being able to raise the funds that are required for our ongoing operating, acquisitions and exploration costs by means of the sale of securities currently held by the Company, upon these securities becoming tradable, as well as by both debt and equity funding.  The equity funding would be in the form a private placement, including our private placement offering currently outstanding, and/or the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, our participation in the exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $125,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to commence exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Description	Operating	Estimated
	Period	Expenses
		($)
General and administrative	12 months	15,000
Mining expenses	12 months	55,000
Professional fees	12 months	55,000
Total		$125,000

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

These cash requirements are in excess of our current cash and working capital resources. As a result, we will require additional financing in order to pay for our anticipated ongoing expenditures as outlined above.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. We hope to meet our cash requirements for the next 12 months through equity financing by way of a private placement and/or through the exercise of the existing outstanding warrants held by our investors. We currently do not have any arrangements in place to complete any private placement financing and there is no assurance that we will be successful in completing any such financing on terms that will be acceptable to us or that the holders of our outstanding warrants will exercise the warrants. We also own securities of a company that is publicly trading.  These securities are currently restricted as to trading, however, upon the removal of the restriction on trading; these shares could be a source of funds for our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our independent auditors stated in their report for the fiscal year ended December 31, 2011, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2012, we had an accumulated deficit of $1,739,566, with total stockholders’ equity of $86,252.  We had a working capital of $86,252 at March 31, 2012.

Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.

The financial statements included elsewhere in this report have been prepared in accordance with United States generally accepted accounting principles, assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2011, filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

Item 3.  Quantitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of March 31, 2012, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of March 31, 2012 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The Company is not subject to the mine safety disclosure requirements and other regulatory matters required by Section 1503(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
3.4	Certificate of Change	Previously Filed
14.1	Code of Ethics	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Calculation	Included
101.DEF*	XBRL Taxonomy Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

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

                        BEESTON ENTERPRISES LTD.

May 15, 2012________________                                        /s/ Michael Upham

Date

                                        MICHAEL UPHAM, PRESIDENT