Form 10-Q
period 2012-06-30
BEESTON ENTERPRISES LTD
filed 2012-08-20
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2012, the Company had 179,714,241 shares of its common stock issued and outstanding.

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

18

Item 1a. Risk Factors

18

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Mine Safety Disclosures

18

Item 5. Other Information

19

Item 6. Exhibits

19

Signatures

19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	June 30,	December 31,
	2012	2011
Current Assets
Cash	$ 104	$ 241
Prepaid expenses and deposits	70	125
Marketable securities	84,000	108,000
TOTAL ASSETS	$ 84,174	$ 108,366

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 23,348	$ 18,053
Promissory notes, related parties	20,100	26,200
Total Current Liabilities	43,448	44,253

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 500,000,000 shares authorized and
179,714,241 and 160,851,241 issued and outstanding at June 30, 2012
and December 31, 2011, respectively	179,714	160,851
Additional paid-in capital	1,768,913	1,664,496
Deficit accumulated during the development and exploration stages	(1,907,901)	(1,761,234)

Total Stockholders' Equity	40,726	64,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 84,174	$ 108,366

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(WITH TOTALS SINCE INCEPTION)

(UNAUDITED)

	Three Months		Six Months		Cumulative Totals
	Ended June 30,		Ended June 30,		from Inception,
					July 12, 1999, to
	2012	2011	2012	2011	June 30, 2012

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	-	-	387,357
Consulting	0	17,533	15,000	45,860	147,882
Promotional expenses	9,020	-	9,020	-	9,020
Professional fees	9,958	20,850	17,646	27,600	291,108
Administrative expenses	71,985	3,484	79,922	5,767	229,999
Total Operating Expenses	90,963	41,867	121,588	79,227	1,065,366

LOSS BEFORE OTHER INCOME (EXPENSE)	(90,963)	(41,867)	(121,588)	(79,227)	(933,477)

OTHER INCOME (EXPENSE)
Interest expense, net	(369)	(2,466)	(933)	(6,023)	(61,615)
Foreign currency transaction gain (loss)	(3)	1,019	(146)	(369)	(16,774)
Claim settlement gain	-	1,048,297	-	1,048,297	1,048,297
Loss from debt extinguishment	-	-	-	-	(839,326)
Loss on modification of warrants	-	-	-	-	(207,651)
Loss on marketable securities	(77,000)	(672,000)	(24,000)	(672,000)	(1,033,600)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(77,372)	374,850	(25,079)	369,905	(974,424)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$ (168,335)	$ 332,983	$ (146,667)	$ 290,678	$ (1,907,901)

NET INCOME (LOSS) - BASIC	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

NET INCOME (LOSS) - DILUTED	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	179,299,670	130,208,000	170,075,455	115,476,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	179,299,670	209,104,000	170,075,455	194,371,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO JUNE 30, 2011

(UNAUDITED)

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-	-	-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss	-	-	-	-	(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-	-	(1,700)	-

Net loss	-	-	-	-	-	-
Balance, December 31, 2000	1,700,000	1,700	-	-	(1,700)	-

Net loss	-	-	-	-	-	-
Balance, December 31, 2001	1,700,000	1,700	-	-	(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375	-	-	33,750
Net loss	-	-	-	-	(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375	-	(10,942)	24,508

Net loss	-	-	-	-	(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375	-	(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250	-	-	75,000
Net loss	-	-	-	-	(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625	-	(71,353)	39,097

Net loss	-	-	-	-	(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)	-	-	-
Net loss	-	-	-	-	(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss	-	-	-	2,072	-	2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	94,773	1,518,459	-	(1,750,575)	(137,343)

Net loss	-	-	-	-	(10,659)	(10,659)
Forgiveness of interest on notes payable	-	-	365	-	-	365
Exercise of warrants - proceeds used to repay debt	4,657,243	4,657	9,360	-	-	14,017
Exercise of warrants - proceeds used to repay debt	566,667	567	1,133	-	-	1,700
Conversion of debentures and interest	42,672,000	42,672	86,581	-	-	129,253
Exercise of warrants	18,182,238	18,182	36,365	-	-	54,547
Amortization of consulting options	-	-	12,233	-	-	12,233
Balance, December 31, 2011	160,851,241	160,851	1,664,496	-	(1,761,234)	64,113

Issuance of shares for cash	18,863,000	18,863	37,726	-	-	56,589
Forgiveness of interest on notes payable	-	-	670	-	-	670
Share based expense	-	-	66,021	-	-	66,021
Net loss	-	-	-	-	(146,667)	(146,667)
Balance, June 30, 2012	179,714,241	$ 179,714	$ 1,768,913	$ -	$ (1,907,901)	$ 40,726

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(WITH TOTALS SINCE INCEPTION)

 (UNAUDITED)

	Six Months		Cumulative Totals
	Ended June 30,		from Inception,
			July 12, 1999, to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (146,667)	$ 290,678	$ (1,907,901)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of prepaid consulting	-	12,233	77,966
Gain on foreign currency translation	-	1,097	1,097
Interest forgiven by shareholder	670	24	27,739
Accrued interest	-	5,884	43,615
Claim settlement gain	-	(1,014,000)	(1,014,000)
Mark to market on marketable securities	24,000	672,000	930,000
Share based expense	66,021	-	66,021
Other	-	-	1,048,043
Changes in assets and liabilities
Prepaid expenses and deposits	55	(125)	(70)
Accounts receivable	-	22,874	(1,089)
Accounts payable and accrued expenses	5,295	(9,900)	23,348
Net cash used in operating activities	(50,626)	(19,235)	(705,231)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	-	173,010
Proceeds from exercise of warrants	-	60,847	70,264
Principal payments on promissory notes	-	-	389,178
Note repayments	(112)	-	(112)
Proceeds from issuance of promissory notes, related party	50,601	-	76,801
Net cash provided by financing activities	50,489	60,847	709,141

NET DECREASE IN CASH	(137)	41,612	104

CASH - BEGINNING OF PERIOD	241	108	-

CASH - END OF PERIOD	$ 104	$ 41,720	$ 104

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of debt from proceeds of issuance of common stock	56,589	-	56,589

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring losses, large accumulated deficits, is dependent on the shareholders to provide additional funding for operating expenses, is in the exploration stage, and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

The management of the Company plans to raise additional funds through loans from its shareholders or the issuance of common stock.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011
Convertible debentures	-	-	-	-
Options	-	-	-	-
Warrants	98,620,000	78,896,000	98,620,000	98,620,000

Total	98,620,000	78,896,000	98,620,000	98,620,000

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

(CONTINUED)

         Three Months Ended                Six Months Ended

                     June 30,                                   June 30,

                        2012           2011                     2012               2011

Net Income (Loss)           $ (77,373)     $ 332,983          $  (146,667)       $ 290,678

Weighted Average

 common shares

outstanding (basic)           179,300,000    130,208,000   170,075,000   115,476,000

Convertible debentures            -                       -                      -                     -

Options

             -                       -                      -                     -

Warrants

                   98,612,000      78,896,000     98,619,518    78,896,000

                 __________     __________    __________   _________

Weighted Average

 common shares

outstanding (diluted)         179,300,000    209,104,000   170,075,000  115,476,000

                                          =========    =========  =========  =========

Diluted shares for 2011 are shown because the period showed positive results.  For 2012, basic and diluted shares are the same because the calculation of earnings per share would be anti-dilutive.

NOTE 3 -

MARKETABLE SECURITIES

On June 29, 2012, Lithium shares closed at $0.42, resulting in a three and six month loss of $77,000 and $25,000, respectively. The remaining market value at June 30, 2012 was $84,000.  These shares became free-trading on July 17, 2012.

NOTE 4 -

PROMISSORY NOTES, RELATED PARTY

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing promissory notes.  The notes are payable on demand and are non-interest-bearing.

On April 3, 2012, stockholders who purchased 18,863,000 shares for $56,589, under the Private Placement Memorandum explained in Note 5, below, applied their debt for the shares to notes payable due to another stockholder of $56,701, with the difference paid in cash.  Settlement among the parties is independent of the Company.

Additional notes totaling $20,100 were issued for proceeds used for working capital purposes.  Total notes payable to stockholders as of June 30, 2012 was $20,100.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

COMMON STOCK OFFERING

On March 31, 2012, the Company’s directors authorized a Private Placement Memorandum offering a maximum of 40,000,000 shares of its common stock at a price of $0.003 per share to raise a maximum of $120,000.  The offering was extended on April 3, 2012, from June 30, 2012, to a termination date of September 30, 2012.

As of June 30, 2012, a total of 18,863,000 shares have been sold under the offering to stockholders for proceeds of $56,589 used for repayment of debt and for working capital purposes.

NOTE 6 -

SUBSEQUENT EVENTS

The Company has reviewed events between June 30, 2012, and the issuance of the financial statements.  Aside from the change in status of Lithium shares to free-trading mentioned in Note 3, above, there are no subsequent events required to be reported.

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

This property originally comprised a total of nineteen mineral claims.  However, our current holdings in this area have been reduced to ten mineral claims. The property is situated within the Quesnel Trough, a renowned geologic belt that hosts numerous base and precious metal deposits along with current and formerly producing mines. It is located 10 kilometres northeast of GWR Resources Inc’s Lac La Hache property where ongoing exploration continues to delineate porphyry copper-gold-silver/skarn, copper-magnetite-gold-silver deposits and is situated between producing mines at Imperial Metals Corporation’s Mt. Polley copper-gold mine and New Gold Inc.'s New Afton copper-gold project (Teck-Cominco Ltd’s legendary Afton mine).

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

The Ruth Lake Property has not received as much exploration as some of the surrounding properties, such as GWR Resources Inc.’s Lac La Hache Property. What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit. We utilized the services of geologists to interpret a recent airborne geophysical survey of the area and the existing geological information in relation to the Ruth Lake Property to identify target areas and make recommendations for the further exploration of the property.  Based on our geologists recommendation, an initial exploration program of approximately $50,000 CAD was carried on the Ruth Lake Property, which involved the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  Each target area was then explored by geochemical soil sampling and prospecting.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, we believe that further exploration is warranted for the Ruth Lake Property.  A work program was to have been carried out in late fall of 2008, then the summer of 2009; however, such exploration was subsequently delayed pending the results of the exploration work that was to have been carried out on various large parcels of the Ruth Lake Property under option agreements entered into by the Company with other junior mining companies.

In our efforts to further the exploration and development of this large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of these mineral claim holdings.  Accordingly, since acquiring this property, we have entered into various arrangements with other companies to carry out exploration work on various mineral claims that comprise the Ruth Lake Property.  At present, we have no option agreements or other arrangements with any party for the exploration of this property.  We have no exploration planned for the Ruth Lake Property in 2012.

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

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   We can earn a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of its common stock to MSM over a period of three years, and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon Beeston acquiring the Chucker Property, the claims will be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company can also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercises its option and acquires the Chucker Property, we will be required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the option agreement with MSM can be terminated by us at any time upon thirty (30) days notice.

We have undertaken the preparation of a geology report as required under the aforesaid agreement.  It is anticipated that this report will not be ready until sometime in late summer, 2012.  If it is acceptable to Beeston, ten (10) days after acceptance of the geology report, we will be required to pay the sum of $20,000 and issue 1,000,000 shares of its common stock to MSM, which will form part of the option exercise price under the option agreement with MSM in the event the option is exercised by us.

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

The following provides selected financial data about our company for the three and six month periods ended June 30, 2012 and 2011.

Three months ended June 30, 2012 and 2011.

		Three months		Three months
		Ended		Ended
		June 30, 2012		June 30, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		$(90,963)		$(41,867)
Net Income (Loss)		$(168,335)		$332,983

Revenue

There were no revenues from operations for the three months periods ended June 30, 2012 and 2011. The reason for the large differences reported in the net income (loss) positions is due to the shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable July 17, 2012.  We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.

Expenses

Our total expenses for the three month periods ended June 30, 2012 and 2011 are outlined in the table below:

		Three Months Ended
		June 30,
		2012		2011

Speculative mining expenses	$	Nil	$	Nil
Consulting fees	$	Nil		$17,533
Promotional expenses		$9,020	$	Nil
Professional fees		$9,958		$20,850
Administrative expenses		$71,985		$3,484

Expenses for the three months period ended June 30, 2012, decreased from the comparative period in 2011 primarily as a result of the decrease in consulting fees and professional fees.

Six months ended June 30, 2012 and 2011.

		Six months		Six months
		ended		ended
		June 30,		June 30,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$(121,588)		$(79,227)
Net Income (Loss)		$(146,667)		$290,678

Revenue

There were no revenues from operations for the six months periods ended June 30, 2012 and 2011. The reason for the large differences reported in the net income (loss) positions is due to the shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable on July 17, 2012.  We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.

Expenses

Our total expenses for the six month periods ended June 30, 2012 and 2011 are outlined in the table below:

		Six Months Ended
		June 30,
		2012		2011

Speculative mining expenses	$	Nil	$	Nil
Consulting fees		$15,000		$45,860
Promotional expenses		$9,020	$	Nil
Professional fees		$17,646		$27,600
Administrative expenses		$79,922		$5,767

Expenses for the six months ended June 30, 2012 decreased significantly from the comparative period in 2011 primarily as a result of the decrease in the consulting fees and the professional fees.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	June 30, 2012	December 31, 2011
Current assets	84,174	108,366
Current liabilities	(43,448)	(44,253)
Working capital	40,726	64,113

Cash Flows

	Six Months	Six Months
	ended	ended
	June 30, 2012	June 30, 2011
Net cash provided by (used in) operating activities	(50,626)	(19,235)
Net cash provided by (used in)investing activities	Nil	Nil
Net cash provided by (used in)financing activities	50,489	60,847
Increase (Decrease) in cash	(137)	41,612

We had cash of $104 as of June 30, 2012 as compared to cash of $241 as of December 31, 2011. We had a working capital of $40,726 as of June 30, 2012 as compared to a working capital of $64,113 as of December 31, 2011.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, such as the Chucker Property, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  Recently, on March 31, 2012, our Board of Directors approved a private placement offering of 40,000,000 common shares of the Company at a price of $0.003 per share, for total proceeds of $120,000.  As of the date of this report, we have raised a total of $56,589 under this offering.   Proceeds under this private placement offering were used to pay off debt due and owing by the Company to a shareholder. This private placement offering had a termination date of June 30, 2012; however, it has been extended to September 30, 2012 by the Board of Directors.

We have also had to borrow funds from time to time in order to fund part of our ongoing operations.  For some of this borrowing, we issued convertible debentures as security.  All of the debt under these convertible debentures has since been converted into common shares of the Company.   We have also raised funds and set off debt through the exercise of the share purchase warrants that were attached to these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds for the Company in the event they are exercised.  On occasion, we have also borrowed funds for working capital purposes from stockholders of the Company.  As of June 30, 2012, there was $20,100 in loans outstanding to stockholders.  These loans are evidenced by promissory notes and are payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We have also received shares in the common stock of a junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  As of June 30, 2012, these shares were not tradable due to restrictions imposed under SEC regulations.  However we have since been able to remove any restrictions on the sale of these securities and they are now tradable.  We hope to be able to sell them into the market.

We anticipate being able to raise the funds that are required for our ongoing operating, acquisitions and exploration costs by means of the sale of securities currently held by the Company, which securities have recently become tradable, as well as by both debt and equity funding.  The equity funding would be in the form of a private placement and/or the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, our participation in the exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

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

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our independent auditors stated in their report for the fiscal year ended December 31, 2011, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2012, we had an accumulated deficit of $1,907,901, with total stockholders’ equity of $40,726.  We had a working capital of $40,726 at June 30, 2012.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of June 30, 2012, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of June 30, 2012 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                        BEESTON ENTERPRISES LTD.

Date: August 17, 2012________________                          /s/ Michael Upham_______________________________

                                        MICHAEL UPHAM, PRESIDENT