Form 10-Q
period 2012-09-30
BEESTON ENTERPRISES LTD
filed 2012-11-13
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2012, the Company had 200,851,241 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.  Quantitative Disclosures about Market Risks

16

Item 4. Controls and Procedures.

16

PART II — OTHER INFORMATION

16

Item 1. Legal Proceedings

16

Item 1A. Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Mine Safety Disclosures

17

Item 5. Other Information

17

Item 6. Exhibits

17

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	September 30,	December 31,
	2012	2011
Current Assets
Cash	$ 20,139	$ 241
Prepaid expenses and deposits	189	125
Marketable securities	57,400	108,000
TOTAL ASSETS	$ 77,728	$ 108,366

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 24,613	$ 18,053
Promissory notes, related party	10,350	26,200
Total Current Liabilities	34,963	44,253

Total Liabilities	34,963	44,253

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 500,000,000 shares authorized and
200,851,241 and 160,851,241 issued and outstanding at September 30, 2012
and December 31, 2011, respectively	200,851	160,851
Additional paid-in capital	1,889,721	1,664,496
Deficit accumulated during the development and exploration stages	(2,047,807)	(1,761,234)

Total Stockholders' Equity	42,765	64,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 77,728	$ 108,366

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	Three Months Ended		Nine Months Ended		Cumulative Totals
	September 30,		September 30,		from Inception,
					July 12, 1999, to
	2012	2011	2012	2011	September 30, 2012

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	-	-	387,357
Consulting	0	12,650	15,000	58,510	147,882
Promotional expenses	19,001	-	28,021	-	28,021
Professional fees	9,289	11,110	26,935	38,710	300,397
Administrative expenses	84,377	24,873	164,299	30,640	310,570
Depreciation	-	-	-	-	3,806
Total Operating Expenses	112,667	48,633	234,255	127,860	1,178,033

LOSS BEFORE OTHER INCOME (EXPENSE)	(112,667)	(48,633)	(234,255)	(127,860)	(1,046,144)

OTHER INCOME (EXPENSE)
Interest expense, net	(645)	190	(1,578)	(6,023)	(62,260)
Foreign currency transaction gain (loss)	6	-	(140)	(179)	(16,768)
Claim settlement gain	-	-	-	1,048,297	1,048,297
Loss from debt extinguishment	-	-	-	-	(839,326)
Loss on modification of warrants	-	-	-	-	(207,651)
Gain (loss) on marketable securities	(26,600)	(156,000)	(50,600)	(828,000)	(1,060,200)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(27,239)	(155,810)	(52,318)	214,095	(1,001,663)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$ (139,906)	$ (204,443)	$ (286,573)	$ 86,235	$ (2,047,807)

NET INCOME (LOSS) - BASIC	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	180,174,000	160,851,000	173,466,000	130,767,000

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	180,174,000	160,851,000	173,466,000	199,801,000

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	94,773	1,518,459	-	(1,750,575)	(137,343)

Net loss	-	-	-	-	(10,659)	(10,659)
Forgiveness of interest on notes payable	-	-	365	-	-	365
Exercise of warrants - proceeds used to repay debt	4,657,243	4,657	9,360	-	-	14,017
Exercise of warrants - proceeds used to repay debt	566,667	567	1,133	-	-	1,700
Conversion of debentures and interest	42,672,000	42,672	86,581	-	-	129,253
Exercise of warrants	18,182,238	18,182	36,365	-	-	54,547
Amortization of consulting options	-	-	12,233	-	-	12,233
Balance, December 31, 2011	160,851,241	$ 160,851	$ 1,664,496	$ -	$ (1,761,234)	$ 64,113
Issuance of shares for cash	12,870,000	12,870	25,740	-	-	38,610
Issuance of shares in set-off of debt	27,130,000	27,130	54,260	-	-	81,390
Forgiveness of interest on notes payable	-	-	997	-	-	997
Shares issued below market value	-	-	144,228	-	-	144,228
Net loss	-	-	-	-	(286,573)	(286,573)
Balance, September 30, 2012	200,851,241	$ 200,851	$ 1,889,721	$ -	$ (2,047,807)	$ 42,765

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	Nine Months Ended		Cumulative Totals
	September 30,		from Inception,
			July 12, 1999, to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (286,573)	$ 86,235	$ (2,047,807)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	12,233	74,160
Gain on foreign currency translation	-	1,097	1,097
Interest forgiven by shareholder	997	24	28,066
Accrued interest	-	5,884	43,615
Claim settlement gain	-	(1,014,000)	(1,014,000)
Mark to market on marketable securities	50,600	828,000	956,600
Share based expense	144,228	-	144,228
Other	-	-	1,048,043
Changes in assets and liabilities
Prepaid expenses and deposits	(65)	(125)	(189)
Accounts receivable	-	22,874	(1,089)
Accounts payable and accrued expenses	6,561	(18,243)	24,613
Net cash used in operating activities	(84,252)	(76,021)	(738,857)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	38,610	-	211,620
Proceeds from exercise of warrants	-	60,847	70,264
Principal payments on promissory notes	-	-	389,178
Note repayments	(112)	-	(112)
Proceeds from issuance of promissory notes, related party	65,652	16,370	91,852
Net cash provided by financing activities	104,150	77,217	762,802

NET INCREASE IN CASH	19,898	1,196	20,139

CASH - BEGINNING OF PERIOD	241	108	-

CASH - END OF PERIOD	$ 20,139	$ 1,304	$ 20,139

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payments to promissory note holders from proceeds
of issuance of common stock	81,390	-	81,390

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

The management of the Company plans to raise additional funds through loans from its shareholders or the issuance of stock.

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

       Three Months Ended

Nine Months Ended

 September 30,

   September 30,

        2012          2011              2012            2011

Convertible debentures           -

     -                      -                  -

Options

            -                -                      -                  -

Warrants

             98,620,000   98,620,000     98,620,000   98,620,000

              ________     _________     _________   _________

Total

             98,620,000   98,620,000      98,620,000   98,620,000

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

(CONTINUED)

   Three Months Ended         Nine Months Ended

         September 30,                 September 30,

                    2012            2011            2012              2011

Net Income (Loss)        $ (139,906)  $ (204,443)   $ (286,573)    $   86,235

Weighted Average

 common shares

outstanding (basic)     180,174,000  160,851,000   173,466,000   130,767,000

Convertible debentures          -

     -

        -                  -

Options

           -                 -                         -                   -

Warrants

                       -                 -                         -            69,034,000

             _________   __________   __________    __________

Weighted Average

 common shares

outstanding (diluted)    180,174,000  160,851,000  173,466,000  199,801,000

                                      =========  ========= =========  =========

Diluted shares for 2011 are shown because the period showed positive results.  For 2012, basic and diluted shares are the same because the calculation of earnings per share would be anti-dilutive.

NOTE 3 -

MARKETABLE SECURITIES

On September 28, 2012, Lithium shares closed at $0.287, resulting in a three and nine month loss of $26,600 and $50,600, respectively.  The remaining market value at September 30, 2012, was $57,400.  These shares became free-trading on July 17, 2012.

NOTE 4 -

PROMISSORY NOTES, RELATED PARTY

During 2012 the Company issued approximately $66,000 to related parties in the form of Promissory Notes.  The notes are due on demand and are non-interest bearing.

In addition, during the year the Company settled obligations of $81,000 to their Promissory Note Holders by offsetting amounts owed to the Company from private investors from the sale of common stock with the aforementioned amounts due to Promissory Note Holders.  Settlement between the parties occurred outside of the Company and has been reflected as a non-cash financing activity.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

COMMON STOCK OFFERING

The Company’s directors authorized a Private Placement Memorandum offering a maximum of 40,000,000 shares of its common stock at a price of $0.003 per share to raise a maximum of $120,000.  The offering was terminated on September 30, 2012.

A total of 40,000,000 shares were sold under the offering for proceeds of $120,000, which was used for repayment of Promissory Note Holder and for working capital purposes.

NOTE 6 -

SUBSEQUENT EVENTS

On October 1, 2012, the Company’s directors authorized a private placement units offering of a maximum of 50,000,000 units at a price of $0.006 per unit for total proceeds of $300,000.  Each unit is comprised of one share of the Company’s common stock and one warrant, with the warrant being exercisable into one share of the Company’s common stock for a period of one year from the closing date of the private placement or December 31, 2012, whichever date is the latest, at a price of $0.01.

On November 4, 2012, the Company allowed nine of the mineral claims that make up the Ruth Lake Property to lapse due to the high associated maintenance costs.  The Company then reclaimed four of the nine claims comprising 1,973.29 hectares, which four mineral claims are in good standing until November 5, 2013.

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

General Overview

We are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of commercially viable producing mine. We owned a 100% interest in ten mineral claims comprising 4,826.46 hectares known as the “Ruth Lake Property” located 25 kilometers from Lac La Hache, British Columbia, Canada.  However, on November 4, 2012, we allowed nine of the mineral claims to lapse due to the high associated maintenance costs.  We then reclaimed four of the nine claims, which four mineral claims are in good standing until November 5, 2013.  There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, we are of the opinion that the location of the mining property is such as to warrant retention of a portion of the claims that originally comprised the Ruth Lake Property for further exploration.

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

We have undertaken the preparation of a geology report as required under the aforesaid agreement.  It is anticipated that this report will not be ready until sometime in late fall, 2012.  If it is acceptable to Beeston, ten (10) days after acceptance of the geology report, we will be required to pay the sum of $20,000 and issue 1,000,000 shares of its common stock to MSM, which will form part of the option exercise price under the option agreement with MSM in the event the option is exercised by us.

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

The following provides selected financial data about our company for the three and nine month periods ended September 30, 2012 and 2011.

 Three months ended September 30, 2012 and 2011.

		Three months		Three months
		Ended		Ended
		September 30, 2012		September 30, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		$(112,667)		$(48,633)
Net Income (Loss)		$(139,906)		$(204,443)

Revenue

There were no revenues from operations for the three months periods ended September 30, 2012 and 2011. The reason for the large differences reported in the net income (loss) positions is due to the shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable July 17, 2012.  We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.

Expenses

Our total expenses for the three month periods ended September 30, 2012 and 2011 are outlined in the table below:

		Three Months Ended
		September 30,
		2012		2011

Consulting fees	$	Nil		$12,650
Promotional expenses		$19,001	$	Nil
Professional fees		$9,289		$11,110
Administrative expenses		$84,377		$24,873

Expenses for the three months period ended September 30, 2012, increased from the comparative period in 2011 primarily as a result of the increase in administrative expenses and the incurring of promotional expenses.

Nine months ended September 30, 2012 and 2011.

		Nine months		Nine months
		ended		ended
		September 30,		September 30,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$(234,255)		$(127,860)
Net Income (Loss)		$(286,573)		$86,235

Revenue

There were no revenues from operations for the nine months periods ended September 30, 2012 and 2011. The reason for the large differences reported in the net income (loss) positions is due to the shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable on July 17, 2012.  We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.

Expenses

Our total expenses for the nine month periods ended September 30, 2012 and 2011 are outlined in the table below:

	Nine Months Ended
	September 30,
	2012		2011

Consulting fees	$15,000		$58,510
Promotional expenses	$28,021	$	Nil
Professional fees	$26,935		$38,710
Administrative expenses	$164,299		$30,640

Expenses for the nine months ended September 30, 2012 increased significantly from the comparative period in 2011 primarily as a result of the increase in the administrative expenses and the incurring of promotional expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	September 30, 2012	December 31, 2011
Current assets	77,728	108,366
Current liabilities	(34,963)	(44,253)
Working capital	42,765	64,113

Cash Flows

	Nine Months	Nine Months
	ended	ended
	September 30, 2012	September 30, 2011
Net cash provided by (used in) operating activities	(84,252)	(76,021)
Net cash provided by (used in)investing activities	Nil	Nil
Net cash provided by (used in)financing activities	104,150	77,217
Increase (Decrease) in cash	19,898	1,196

We had cash of $20,139 as of September 30, 2012 as compared to cash of $241 as of December 31, 2011. We had a working capital of $42,765 as of September 30, 2012 as compared to a working capital of $64,113 as of December 31, 2011.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, such as the Chucker Property, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  Recently, on March 31, 2012, our Board of Directors approved a private placement offering of 40,000,000 common shares of the Company at a price of $0.003 per share, for total proceeds of $120,000.  As of the date of this report, the offering has been fully subscribed for and we have raised the full proceeds of this offering.   Proceeds under this private placement offering will be used to pay off debt due and owing by the Company to shareholders and to provide the company with working capital.  Subsequently thereto, on October 1, 2012, our Board of Directors approved another private placement offering of 50,000,000 units at a price of $0.006 per unit, for total proceeds of $300,000.  Each unit is comprised of one share of the Company’s common stock and one warrant, with the warrant being exercisable into one share of the Company’s common stock for a period of one year from the closing date of the private placement offering or December 31, 2012, which ever date is the latest, at a price of $0.01.

We have also had to borrow funds from time to time in order to fund part of our ongoing operations.  For some of this borrowing, we issued convertible debentures as security.  All of the debt under these convertible debentures has since been converted into common shares of the Company.   We have also raised funds and set off debt through the exercise of the share purchase warrants that were attached to these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds for the Company in the event they are exercised.  On occasion, we have also borrowed funds for working capital purposes from stockholders of the Company.  As of September 30, 2012, there was $10,350 in loans outstanding to stockholders.  These loans are evidenced by promissory notes and are payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We have also received shares in the common stock of a junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  As of July 17, 2012, these shares were tradable.  We hope to be able to sell them into the market.

We anticipate being able to raise the funds that are required for our ongoing operating, acquisitions and exploration costs by means of the sale of securities currently held by the Company, which securities have recently become tradable, as well as by both further debt and equity funding.  The equity funding would be in the form of a private placement and/or the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, our participation in the exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

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

We intend to commence exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Description	Operating	Estimated
	Period	Expenses
		($)
General and administrative	12 months	35,000
Mining expenses	12 months	55,000
Professional fees	12 months	35,000
Total		$125,000

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

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our independent auditors stated in their report for the fiscal year ended December 31, 2011, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2012, we had an accumulated deficit of $2,047,807, with total stockholders’ equity of $42,765.  We had a working capital of $42,765 at September 30, 2012.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of September 30, 2012, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of September 30, 2012 were not effective.

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

                        BEESTON ENTERPRISES LTD.

Date: November 13, 2012________________                     /s/ Michael Upham

                                        MICHAEL UPHAM, PRESIDENT