Form 10-K
period 2012-12-31
BEESTON ENTERPRISES LTD
filed 2013-06-19
CIK 1221548

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes       [ X ] No

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2012:  $ 482,554

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of June 18,, 2013: 232,823,179 .

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

Current Business

We are an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.  We originally acquired a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the “Ruth Lake Property”, located 25 kilometers from Lac La Hache, British Columbia, Canada.  However, we have been slowly reducing our holdings in this area.  We currently own five mineral claims in this area, all of which are in good standing.  Prior to this, we had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometres to the North West of our “Ruth Lake Property”.  We have carried out exploration work on both the Ruth Lake Property and the Bluff Lake Property.  We have since terminated our option to purchase the Bluff Lake Property.  While there  is no guarantee of locating a deposit of some mineral product that could result in a producing mine, we are of the opinion that the location of the mining property is such as to warrant retention of a portion of the claims that originally comprised the Ruth Lake Property for further exploration.

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, (the “Option Agreement”), under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   We can earn a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of our common stock to MSM over a period of three years and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon Beeston acquiring the Chucker Property, the claims will be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company can also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercises its option and acquires the Chucker Property, we will be required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the Option Agreement with MSM can be terminated by Beeston at any time upon thirty (30) days notice.

On June 6, 2013, the Company gave notice to MSM that the Company was terminating the Option Agreement and the option thereunder, such termination to be effective July 7, 2013.

We are currently considering the acquisition of other gold/silver mineral properties.

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

Ruth Lake Property

In September, 2006, we acquired a 100% interest in 19 mineral claims, totaling in excess of 9,200 hectares, located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property,” In our efforts to further the exploration and development of this large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of these mineral claim holdings.  Accordingly, since acquiring this property, we have entered into various arrangements with several junior mining companies for the intended purpose of having exploration work carried out on various mineral claims that comprise the Ruth Lake Property.  These option agreements and other arrangements, while providing us with cash and stock in some junior mining companies which were used to fund our on going operations, have to date resulted in a limited amount of exploration work.  We have also reduced our holdings in this area to five mineral claims comprising approximately 2,451 hectares.  At present, we have no option agreements or other arrangements with any party for the exploration of this property.  We have no exploration planned for the Ruth Lake Property in 2013.

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

Under the Mineral Tenure Act, mineral claims can only be located and recorded by residents of Canada.  In order to comply with that requirement, we could either have the title to our mineral properties held “in trust” for us by one of our directors or officers residing in British Columbia, or we could create a wholly owned subsidiary company in British Columbia to be the registered owner of our mineral properties.  To avoid the cost of creating and maintaining a wholly owned subsidiary company, we have chosen to register the claims comprising the Ruth Lake Property in the name of our past president, Brian Smith, who holds them in trust for us. In the event we find that a commercially viable mineral deposit on any of our mineral claims, we will form a wholly owned subsidiary company in British Columbia, and our past president will transfer registered title to such wholly owned subsidiary company.

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

The Ruth Lake Property has not received much exploration as some of the surrounding properties, such as GWR Resources Inc.’s “Lac La Hache Property”, located approximately 10 km northwest of the Ruth Lake Property.  What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit.   However, the exploration work carried out by Kranti Resources, Inc. on a small portion of the Ruth Lake Property under its option agreement with Beeston, which consisted mainly of a grid system of soil sampling, did not reveal any significant results.

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

Plan of Operation

Due to the on-going costs of maintaining the large number of mining claims that comprise the Ruth Lake Property, we have reduced our holdings of mining claims in this area.  Based on the results of our initial exploration program and the historic data on the property, further exploration is warranted for those mining claims we have retained.  However, no exploration work is planned for these properties in 2013.

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

On June 6, 2013, the Company gave notice to MSM that the Company was terminating the Option Agreement and the option thereunder, such termination to be effective July 7, 2013.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the OTC Bulletin Board under the symbol BESE.  The following table shows the high and low market prices for each quarter for the periods indicated.

Quarter Ending	High	Low
12/31/2012	$0.011	$0.0041
09/30/2012	$0.02	$0.0024
06/30/2012	$0.0065	$0.003
03/31/2012	$0.01	$0.003
12/31/2011	$0.0125	$0.004
09/30/2011	$0.02	$0.004
06/30/2011	$0.038	$0.0045
03/31/2011	$0.01	$0.0017

As of March 31, 2013, we had 217,633,479 shares of common stock outstanding and the last trade price of our stock was $0.0019.

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

Equity Compensation Plan Information

As of December 31, 2012, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

Recent Sales of Unregistered Securities

Exercise of Warrants

As of December 31, 2011, 24,043,428 share purchase warrants, each having a share purchase price of $0.003 USD, were outstanding under a convertible debenture issued on April 9, 2009 and 41,700,000 share purchase warrants, each having a share purchase price of $0.003 CAD, were outstanding under a convertible debenture also issued on April 9, 2009.  In addition, 19,432,670 share purchase warrants, each having a share purchase price of $0.003 USD, were outstanding under a convertible debenture issued on June 4, 2010 and 13,443,420 share purchase warrants, each having a share purchase price of $0.003 CAD, were outstanding under a convertible debenture also issued on June 4, 2010.

During the twelve month period ended December 31, 2012, warrant holders exercised a total of 16,782,238 warrants for cash at a price of $0.003 USD for proceeds of $50,347 USD.

Private Placement Offerings

On March 31, 2012, our Board of Directors approved a private placement offering of 40,000,000 common shares of the Company at a price of $0.003 per share, for total proceeds of $120,000. As of the initial expiry date of June 30, 2012, we had raised a total of $56,589 under this offering. This private placement offering was extended to September 30, 2012 by the Board of Directors.  During this extended period the balance of the private placement offering was fully subscribed for and the Company raised an additional $63,411.  The proceeds from this private placement offering were used to pay off debt due and owing by the Company to shareholders and to provide the Company with operating capital.

On October 1, 2012, our Board of Directors approved another private placement offering of 50,000,000 units at a price of $0.006 per unit, for total proceeds of $300,000.  Each unit was comprised of one share of the Company’s common stock and one warrant, with the warrant being exercisable into one share of the Company’s common stock for a period of one year from the closing date of the private placement offering or December 31, 2012, which ever date was the latest, at a price of $0.01.  The Company received no subscriptions for units under this offering and it expired on December 31, 2012.

Subsequent to our year end, on March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share, for total proceeds of $125,000.  Proceeds under this private placement offering will be used to pay off debt due and owing by the Company to shareholders and to provide the company with working capital.  As of the date of this report, we have raised a total of $37,974 under this private placement offering.  This private placement offering has a termination date of September 30, 2013, unless extended by the Board of Directors.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2012 and December 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See “Forward-Looking Statements” following the Table of Contents of this annual report. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in “Item 1A.Risk Factors" at the beginning of this annual report.

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

Our plan of operation is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration.  All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper and/or gold and silver.  Since acquiring the Ruth Lake Property, in addition to carrying our own exploration program, we have entered into a number of agreements granting options on numerous mining claims that comprise this property to various junior mining companies.  The optioning of these mineral claims has not only provided funds through the receipt of cash consideration or the potential for generating funds through the sale of the common shares received as part of the consideration for the optioned mineral claims, but has also provided for the further exploration and development of these mineral claims while satisfying the maintenance requirements for the mineral claims.  As of this date, we do not have any of the mineral claims that comprise the Ruth Lake Property under option to a junior mining company.

We have been able to maintain our remaining interest in the Ruth Lake Property by a combination of performing exploration work on the property and then filing assessment reports of the exploration work for credit towards the maintenance costs plus paying cash in lieu of exploration work as required.  Over time the number of claims comprising the Ruth Lake Property has been reduced from 19 claims to five claims.  See ITEM 2 PROPERTIES.  All of the mining claims currently comprising the Ruth Lake Property are in good standing.

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

We anticipate that we will require funding of approximately $125,000 for the next twelve month period in order to cover general operating costs, which costs entail mainly professional and consulting fees, plus the initial payments required upon the acquisition of the Chucker Property, should we decide to proceed under our agreement with MSM.  We will also have to raise additional funds to facilitate any acquisition of additional mining properties or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future

In the past, we have raised funds by means of various equity financings.  Recently, on March 31, 2012, our Board of Directors approved a private placement offering of 40,000,000 common shares of the Company at a price of $0.003 per share, for total proceeds of $120,000.  As of the date of this report, the offering has been fully subscribed for and we have raised the full proceeds of this offering.   Proceeds under this private placement offering have been used to pay off debt due and owing by the Company to shareholders and to provide the company with working capital.  Subsequently thereto, on October 1, 2012, our Board of Directors approved another private placement offering of 50,000,000 units at a price of $0.006 per unit, for total proceeds of $300,000.  Each unit was comprised of one share of the Company’s common stock and one warrant, with the warrant being exercisable into one share of the Company’s common stock for a period of one year from the closing date of the private placement offering or December 31, 2012, which ever date was the latest, at a price of $0.01.  The Company received no subscriptions for units under this offering and it expired on December 31, 2012.

On March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share, for total proceeds of $125,000. As of the date of this report, we have raised a total of $37,974 under this private placement offering. This offering will expire on September 30, 2013 unless extended by our Board of Directors.

We have also borrowed funds from time to time in order to fund part of our ongoing operations.  For some of our borrowing, we and have had to issue convertible debentures as security.  All of these debentures permitted the holders of debentures the option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company.  The Company was also permitted the option, during the terms of the debentures, to pay any accrued interest under all of the debentures by the issue of common stock.  All of the debt and the accrued interest under these debentures have since been paid by the issue of common stock as a result of the exercise of these various options.

There were also share purchase warrants attached to all of these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds or as a means of off-set of debt for the Company in the event they are exercised.  During the twelve month period ended December 31, 2012, we received notices of election to exercise a total of 16,782,238 warrants for cash at a price of $0.003 USD for proceeds of $50,347 USD. See ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES- Recent Sales of Unregistered Securities.  On March 1, 2013, our Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants of the company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014.

On occasion, we have also borrowed unsecured funds for working capital purposes from stockholders of the Company.  As of December 31, 2012, there was $26,594 in loans outstanding to stockholders.  These loans are evidenced by promissory notes and are payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We have also received shares in the common stock of a junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  As of July 17, 2012, these shares were tradable and have since been sold into the market.  The proceeds received by the Company for the sale of these shares have been used to satisfy existing debt as well as cover our ongoing operating.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending December 31, 2013.

General and Administrative Expenses

We expect to spend $70,000 during the twelve-month period ending December 31, 2013, on general and administrative expenses including consulting, legal and auditing fees, and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending December 31, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2013.

Results of Operations for the Years Ended December 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011.

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

		Year Ended
		December 31
		2012		2011

Revenue	$	Nil	$	Nil
Operating Expenses		$(356,272)		$(146,348)
Other Income (Expenses)		$(67,450)		$135,689
Net Loss		$(423,722)		$(10,659)

Revenues

We have earned a total of $131,889 in revenues from the sale of mining claims since our inception.

Operating Expenses

Our operating expenses for the year ended December 31, 2012 and December 31, 2011 are outlined in the table below:

	Year Ended
	December 31

	2012		2011

Speculative mining expenses	$3,439		$1,854
Consulting	$45,150		$58,510
Professional fees	$40,135		$53,153
Promotional expenses	$73,661	$	Nil
Administrative expenses	$193,887		$32,831

The increase in operating expenses for the year ended December 31, 2012, compared to the same period in fiscal 2011, was due in part to the increase in promotional expenses.  However, the greatest increase in operating expense was in administrative expenses which was comprised of costs associated with our on-going acquisition activities and with our related  financing activites involving various private placement offerings that were undertaken during the year.  In addition, the accounting for discounts on the sale of stock and for discounts on the sale of stock for debt were a significant part of administrative expenses.  We did not undertake any business operations during the year ended December 31, 2012.

Interest expense, net

Net interest expense for the years ended December 31, 2012 and 2011 was approximately $1,976 and $6,399, respectively.  Interest expense consists mainly of interest due on two convertible debentures issued by us for debt as described above.  See Plan of Operation above.  Interest income consists of interest earned on bank deposits.  The decrease in interest expense is due to the payment of the debt under these convertible debentures during the previous year.

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

The Lithium shares were temporarily restricted from trading as defined by the Securities Exchange Commission Rule 144.  The Lithium shares were valued at $5.07 on the date of acquisition May 3, 2011 based on the closing price of the stock.  A total gain of approximately $1,048,000 was recorded as a result of the transaction.

We elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.  The Lithium shares became tradable on July 17, 2012 and were subsequently sold into the market.  On December 31, 2012, all of the Lithium shares had been sold for net proceeds of $42,701, resulting in a loss on sale of marketable securities of an additional $65,299, bringing the total loss to $971,299.

Liquidity and Financial Condition

As of December 31, 2012, our total assets were $3,310 and our total current liabilities were $47,197 and we had a working capital deficit of $43,887.  Our financial statements report a net loss of $423,722 for the year ended December 31, 2012, and a net loss of $2,184,956 for the period from July 12, 1999 (date of inception) to December 31, 2012.

We have suffered recurring losses from operations.  The continuation of our company is dependent on raising additional capital as needed for continuing exploration and development until such time as we are able to achieve a viable mining operation.  In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At		At
	December 31, 2012		December 31, 2011

Net Cash (Used in) Operating Activities	(210,492)		$(86,916)
Net Cash Provided by (Used In) Investing Activities	Nil	$	Nil
Net Cash Provided by Financing Activities	213,441		$87,049
Cash (decrease) increase during the year	2,949		$133

We had cash in the amount of $3,190 as of December 31, 2012 as compared to $241 as of December 31, 2011. We had a working capital deficit of $43,887 as of December 31, 2012 compared to a working capital of $64,113 as of December 31, 2011.

Our principal sources of funds have been from sales of our common stock.  See ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Recent Sales of Unregistered Securities.

Shareholders have also provided funding to Beeston in the form of various non-interest demand loans in the amounts of $22,380(U.S.) and $4,203(CAD).

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

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended December 31, 2012 our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  We had an accumulated deficit of $2,184,956 as of December 31, 2012, with a total stockholders’ equity of $3,310.

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

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2012 and 2011

   2

Statements of Operations for the Years Ended December 31, 2012

        and 2011 (With Cumulative Totals Since Inception)

   3

Statement of Changes in Stockholders’ Equity (Deficit)

  from July 12, 1999 (Inception) to December 31, 2012

   4

Statements of Cash Flows for the Years Ended December 31, 2012

   and 2011 (With Cumulative Totals Since Inception)                                           5

Notes to Financial Statements                                                                           6-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beeston Enterprises Ltd.

We have audited the accompanying balance sheets of Beeston Enterprises Ltd. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period July 12, 1999 (Inception) through December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey

June 17, 2013

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$ 3,190	$ 241
Prepaid expenses and deposits	120	125
Marketable securities	-	108,000

Total Current Assets	3,310	108,366

TOTAL ASSETS	$ 3,310	$ 108,366

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 20,603	$ 18,053
Notes payable to stockholders	26,594	26,200
Total Current Liabilities	47,197	44,253

Total Liabilities	47,197	44,253

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 500,000,000 shares authorized and
217,633,479 and 160,851,241shares, respectively, issued and outstanding	217,633	160,851
Additional paid-in capital	1,923,436	1,664,496
Deficit accumulated during the development and exploration stages	(2,184,956)	(1,761,234)

Total Stockholders' Equity (Deficit)	(43,887)	64,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,310	$ 108,366

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2012	2011	December 31, 2012
REVENUE
Sale of mining claims	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	3,439	1,854	390,796
Consulting	45,150	58,510	178,032
Promotional expenses	73,661	-	73,661
Professional fees	40,135	53,153	313,597
Administrative expenses	193,887	32,831	340,158
Depreciation	-	-	3,806
Total Operating Expenses	356,272	146,348	1,300,050

LOSS FROM OPERATIONS	(356,272)	(146,348)	(1,168,161)

OTHER INCOME (EXPENSE)
Interest expense	(1,976)	(6,399)	(62,658)
Foreign currency transaction loss	(175)	(209)	(16,803)
Claim settlement gain	-	1,048,297	1,048,297
Loss from debt extinguishment	-	-	(839,326)
Loss on modification of warrants	-	-	(207,651)
Loss on marketable securities	(65,299)	(906,000)	(1,074,899)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(67,450)	135,689	(1,016,795)

NET LOSS APPLICABLE TO COMMON SHARES	$ (423,722)	$ (10,659)	$ (2,184,956)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (BASIC AND DILUTED)	182,401,415	138,349,984

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135, 279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	r	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	94,773	1,518,459	-	(1,750,575)	(137,343)

Net loss	-	-	-	-	(10,659)	(10,659)
Forgiveness of interest on notes payable	-	-	365	-	-	365
Exercise of warrants - proceeds used to repay debt	4,657,243	4,657	9,360	-	-	14,017
Exercise of warrants - proceeds used to repay debt	566,667	567	1,133	-	-	1,700
Conversion of debentures and interest	42,672,000	42,672	86,581	-	-	129,253
Exercise of warrants	18,182,238	18,182	36,365	-	-	54,547
Amortization of consulting options	-	-	12,233	-	-	12,233
Balance, December 31, 2011	160,851,241	160,851	1,664,496	-	(1,761,234)	64,113

Net loss	-	-	-	-	(423,722)	(423,722)
Forgiveness of interest on notes payable	-	-	1,148	-	-	1,148
Issuance of shares for cash	12,870,000	12,870	25,740	-	-	38,610
Issuance of shares in set-off of debt	27,130,000	27,130	54,260	-	-	81,390
Shares issued below market value	-	-	144,227	-	-	144,227
Exercise of warrants	16,782,238	16,782	33,565	-	-	50,347
Balance, December 31, 2012	217,633,479	$ 217,633	$ 1,923,436	$ -	$ (2,184,956)	$ (43,887)

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (423,722)	$ (10,659)	$ (2,184,956)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	12,233	74,160
Claim settlement gain	-	(1,014,000)	(1,014,000)
Mark to market on marketable securities	65,299	906,000	971,299
Gain on foreign currency translations	(1,097)	1,074	-
Interest forgiven by shareholder	1,148	365	28,216
Interest accrued on debentures	-	5,884	43,615
Share based expense	144,228	-	144,228
Other	8	-	1,048,051
Changes in assets and liabilities
Prepaid expenses and deposits	5	(125)	(120)
Other receivable	1,089	22,897	-
Accounts payable	2,550	(10,585)	20,603

Net cash used in operating activities	(210,492)	(86,916)	(865,098)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	38,610	-	211,620
Proceeds from exercise of warrants	50,347	70,264	120,611
Sale of marketable securities	42,701	-	42,701
Principal payments on promissory notes	-	(9,415)	389,178
Note repayments	(812)	-	(812)
Proceeds from issuance of promissory notes - related party	82,595	26,200	108,796

Net cash provided by financing activities	213,441	87,049	872,094

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,949	133	3,190

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	241	108	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,190	$ 241	$ 3,190

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
Forgiveness of interest on stockholder notes payable to additional
paid-in capital	$ 1,148	$ 365
Conversion of convertible debentures into stock	$ -	$ 115,405
Conversion of accrued debenture interest into stock	$ -	$ 13,849
Issuance of shares in set-off of debt	$ 81,390	$ -

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Beeston Enterprises Ltd. (“the Company”) was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, the Company is an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.

Ruth Lake Property

The Company originally acquired a 100% interest in nineteen mineral claims comprising over 9,200 hectares, known as the “Ruth Lake Property,” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  Through sales and avoidance of maintenance payments the property owned by the Company as of December 31, 2012, has been reduced to five claims totaling 2,451.79 hectares.  Four of the claims are in good standing until November 5, 2013, and one claim is in good standing until September 6, 2015.

Chucker Property

On August 26, 2011, the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the “Chucker Property).  Subject to the Company making the various payments and expenditure required under the option agreement within the times provided for during the term of the option, the option will expire 75 months from the date that the Company accepts the geology report currently being prepared for the Company.  The report is in process as of December 31, 2012.  The Company can also cancel the option upon 30 days notice.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Mineral Acquisition and Exploration Costs

Since the middle of 2006 the Company has been in the exploration stage, primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and reliable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Income Taxes (Continued)

Because of the current uncertainty of realizing the benefit of the tax carry-forward a valuation allowance has been established.  The full realization of the tax benefit associated with the carry-forward depends predominantly upon the Company’s ability to generate taxable income during the carry-forward period.

Net Loss Per Share of Common Stock

The Company follows financial accounting standards which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to securities outstanding which could affect the number of shares upon exercise.  The only potentially dilutive security outstanding at December 31, 2012 and 2011 were warrants totaling 81,837,280 and 98,619,518, respectively.  The effect of warrants was not included in the reported earnings per share because the Company experienced a loss each year.  The inclusion of the warrants would be anti-dilutive.

Fair Value Measurements

The Company has adopted ASC Topic 820, “Fair Value Measurements.”  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable from independent sources while unobservable inputs reflect market assumptions.

ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs:  Quoted prices for identical inputs in active markets;

Level 2 Inputs:  Quoted prices for similar instruments in active market,

quoted prices for identical or similar instruments in             markets that are not active, and model-driven valuations

whose inputs are observable or whose significant value

drivers are observable;

Level 3 Inputs:  Inputs with primarily unobservable value drivers.

The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities, and promissory notes-related party approximates fair value because of the immediate or short-term maturity of these financial instruments.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 3 -

MARKETABLE SECURITIES

The Company acquired 200,000 shares of Lithium Exploration Group (LEXG) during settlement of a claim against Lithium.  The share became free trading on July 17, 2012.  During November, 2012, all 200,000 shares were sold for $42,701 cash.

NOTE 4 -

PROMISSORY NOTES, RELATED PARTY

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing promissory notes and unsecured loans.  The promissory notes are non-interest-bearing and payable on demand.  They are classified as current liabilities.  Simple interest on the notes is imputed currently at the rate of 6% per annum as additions to interest expense and contributed capital.

During 2012 the Company issued approximately $83,000 to related parties in the form of Promissory Notes.  Notes totaling $26,594 were held by one shareholder and one former shareholder at December 31, 2012.  A single shareholder held notes totaling $26,200 at December 31, 2011.

In addition, during the year the Company settled obligations of $81,000 to their promissory note holders by offsetting amounts owed to the Company from private investors from the sale of common stock with the afore-mentioned amounts due to promissory note holders.  Settlement between the parties occurred outside of the Company.

NOTE 5 -

OFFICE SERVICES

A related party was paid, for office and secretarial services, $43,823 and $7,400 during 2012 and 2011, respectively.

NOTE 6 -

STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2012, the Company had 500,000,000 shares of common stock authorized with a par value of $0.001 per share.  Shares outstanding at December 31, 2012 and 2011 were 217,633,479 and 160,851,241, respectively.  Increases in shares outstanding during the year were due to sales from the following sources:

Private placement offering:  40,000,000 shares at $0.003 = $120,000

Warrants exercise:

         16,782,238 shares at  $0.003 = $  50,347

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 7 -

INCOME TAXES

The Company reported no tax benefit for the years ending 2012 and 2011 due to its valuation allowance.  Using an estimated tax rate of 34%, 2012 and 2011 cumulative losses of $2,184,956 and $1,761,234, respectively, resulted in valuation allowances of $742,885 and $598,820, respectively.

NOTE 8 -

COMMON STOCK OFFERINGS

On March 31, 2012, the Company’s directors authorized a Private Placement Memorandum offering a maximum of 40,000,000 shares of its common stock at a price of $0.003 per share to raise a maximum of $120,000.  The offering was terminated on September 30, 2012.  The offering was fully subscribed and cash received.  The proceeds were used for repayment of promissory notes and for working capital purposes.

On October 1, 2012, the Company’s directors authorized a private placement units offering of a maximum of 50,000,000 units at a price of $0.006 per unit for total proceeds of $300,000.  Each unit was comprised of one share of the Company’s common stock and one warrant, with the warrant being exercisable into one share of the Company’s common stock for a period of one year from the closing date of the private placement or December 31, 2012, whichever date is the latest, at a price of $0.01.  No shares were subscribed under the offering.

NOTE 9 -

MINING CLAIMS

On November 4, 2012, the Company allowed nine of the mineral claims that make up the Ruth Lake Property to lapse due to the high associated maintenance costs.  The Company then reclaimed four of the nine claims comprising 1,973.29 hectares, which four mineral claims are in good standing until November 5, 2013.

With one additional claim previously owned by the Company and in good standing until September 6, 2015, the claims owned by the Company as of December 31, 2012 comprise 2,451.79 hectares of the original Ruth Lake property.

NOTE 10 -

SUBSEQUENT EVENTS

On March 1, 2013, the Company’s Board of Directors authorized and approved  the extension of the expiry date for all share purchase warrants for the purchase of common stock of the Company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 10 -

SUBSEQUENT EVENTS (CONTINUED)

On March 4, 2013 the Company’s Board of Directors authorized and approved a private placement offering of a maximum of 50,000,000 shares of its common stock at a price of $0.0025 per share for total proceeds of $125,000.  This offering will expire on September 30, 2013 unless extended by the Company’s Board of Directors.

On April 1, 2013, a total of 15,189,700 shares were sold under an offering to shareholders for proceeds of approximately $37.974 used for repayment of debt.

On June 6, 2013, the Company gave notice to MSM Resources, LLC, that the Company was terminating the Option Agreement and the option thereunder of the Chucker Property, such termination to be effective July 7, 2013.

ITEM 9.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with our Independent Auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President (our chief executive officer and our chief financial officer), of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our President (our chief executive officer and our chief financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2012, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our president (our chief executive officer and chief financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2012, our Company’s internal control over financial reporting a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

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

ITEM 9B.  OTHER INFORMATION

 None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As at December 31, 2012, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Age	Position	Date of Election or Appointment
Michael Upham	58	Director, President, Secretary, Treasurer, CEO, CFO	June/July,2009

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Upham(1) President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Plan-Based Awards

We have not made any grants of plan based awards since our inception to December 31, 2012.

Stock Options and Equity Awards

We have not issued or granted any stock options or equity awards since our inception to December 31, 2012.

Compensation of Directors and Executive Officers

No executive officer or director of Beeston received any remuneration in the form of salaries and/or allowances during 2012 and 2011.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding during 2012 and 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
N/A

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2012.  As of March 30, 2012 there were 160,851,241 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012, and for fiscal year ended December 31, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$25,500	$25,500
Audit Related Fees	$6,000	$6,000
Tax Fees	$nil	$Nil
All Other Fees	$nil	$Nil
Total	$31,500	$31,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
14.1	Code of Ethics	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Calculation	Included
101.DEF*	XBRL Taxonomy Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

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

June 18, 2013

        /s/ Michael Upham

Michael Upham,

            President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Upham
Michael Upham,
President, Secretary, Treasurer, CEO, CFO, Director
Date: June 18, 2013