Form 10-Q
period 2013-03-31
BEESTON ENTERPRISES LTD
filed 2013-06-19
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 18 , 2013, the Company had 232,823,179 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations....

11

Item 3.  Quantitative Disclosures about Market Risks

16

Item 4. Controls and Procedures.

16

PART II — OTHER INFORMATION

16

Item 1. Legal Proceedings

16

Item 1A. Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Mine Safety Disclosures

17

Item 5. Other Information

17

Item 6. Exhibits

17

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of March 31, 2013

 and December 31, 2012

4

Condensed Statements of Operations for the Three Months Ended

        March 31, 2013 and 2012with Cumulative Totals Since Inception

5

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

  from July 12, 1999 (Inception) to March 31, 2013

6

Condensed Statements of Cash Flows for the Three Months Ended

   March 31, 2013 and 2012 with Cumulative Totals Since Inception

7

Notes to Condensed Financial Statements

8-11

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS
	March 31,	December 31,
	2013	2012
Current Assets
Cash	$ 105	$ 3,190
Prepaid expenses and deposits	238	120
Total Current Assets	343	3,310

TOTAL ASSETS	$ 343	$ 3,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 30,335	$ 20,603
Promissory notes, related party	37,973	26,594
Total Current Liabilities	68,308	47,197

Total Liabilities	68,308	47,197

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 500,000,000 shares authorized and
217,633.479 issued and outstanding	217,633	217,633
Additional paid-in capital	1,923,937	1,923,436
Deficit accumulated during the development and exploration stages	(2,209,535)	(2,184,956)

Total Stockholders' Deficit	(67,965)	(43,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 343	$ 3,310

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE  MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999 to
	2013	2012	March 31, 2013

REVENUE
Sale of mining claims	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	390,796
Consulting	-	15,000	178,032
Promotional expenses	-	-	73,661
Professional fees	9,255	7,688	322,852
Administrative expenses	14,743	7,937	354,901
Depreciation	-	-	3,806
Total Operating Expenses	23,998	30,625	1,324,048

LOSS BEFORE OTHER INCOME (EXPENSE)	(23,998)	(30,625)	(1,192,159)

OTHER INCOME (EXPENSE)
Interest expense, net	(667)	(564)	(63,325)
Foeign currency transaction gain (loss)	86	(143)	(16,717)
Claim settlement gain	-	-	1,048,297
Loss from debt extinguishment	-	-	(839,326)
Loss on modification of warrants	-	-	(207,651)
Gain (loss) on marketable securities	-	53,000	(1,074,899)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(581)	52,293	(1,017,376)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$ (24,579)	$ 21,668	$ (2,209,535)

NET INCOME (LOSS) PER SHARE -
BASIC AND DILUTED	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	217,633,479	160,851,241

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO MARCH 31, 2013

	Common Stock		Additional	Accumulated	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	Other Compre-	ated during the ex-	Equity (Deficit)
				hensive Income	ploration stages
				(Loss)
July 12, 1999 (Inception)	-	-	-		-	-
Issuance of common stock for cash,
September 9, 1999	1,700,000	$ 1,700	$ -	$ -	$ -	$ 1,700
Net loss	-	-	-		(1,700)	(1,700)
Balance, December 31, 1999	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2000	1,700,000	1,700	-		(1,700)	-

Net loss	-	-	-		-	-
Balance, December 31, 2001	1,700,000	1,700	-		(1,700)	-

Issuance of common stock for cash,
December 30, 2002	3,375,000	3,375	30,375		-	33,750
Net loss	-	-	-		(9,242)	(9,242)
Balance, December 31, 2002	5,075,000	5,075	30,375		(10,942)	24,508

Net loss	-	-	-		(29,673)	(29,673)
Balance, December 31, 2003	5,075,000	5,075	30,375		(40,615)	(5,165)

Issuance of common stock for cash,
December 20, 2004	750,000	750	74,250		-	75,000
Net loss	-	-	-		(30,738)	(30,738)
Balance, December 31, 2004	5,825,000	5,825	104,625		(71,353)	39,097

Net loss	-	-	-		(25,912)	(25,912)
Balance, December 31, 2005	5,825,000	5,825	104,625	-	(97,265)	13,185

10 for 1 forward split, July 17, 2006	52,425,000	52,425	(52,425)		-	-
Net loss	-	-	-		(92,174)	(92,174)
Forgiveness of interest on notes payable	-	-	2,299	-	-	2,299
Other accumulated comprehensive loss				2,072		2,072
Balance, December 31, 2006	58,250,000	58,250	54,499	2,072	(189,439)	(74,618)

Net loss	-	-	-	-	(157,810)	(157,810)
Forgiveness of interest on notes payable	-	-	7,124	-	-	7,124
Other accumulated comprehensive loss	-	-	-	(10,223)	-	(10,223)
Balance, December 31, 2007	58,250,000	58,250	61,623	(8,151)	(347,249)	(235,527)

Issuance of common stock for cash,
July 9, 2008	92,000	92	62,468	-	-	62,560
Net loss	-	-	-	-	(69,375)	(69,374)
Forgiveness of interest on notes payable	-	-	11,188	-	-	11,188
Other accumulated comprehensive loss	-	-	-	20,690	-	20,689
Balance, December 31, 2008	58,342,000	58,342	135,279	12,539	(416,624)	(210,464)

Net loss	-	-	-	-	(380,677)	(380,677)
Forgiveness of interest on notes payable	-	-	4,434	-	-	4,434
Amortization of consulting options	-	-	24,720	-	-	24,720
Fair value of warrants issued	-	-	383,828	-	-	383,828
Other accumulated comprehensive
income (loss)	-	-	-	189,803	-	189,803
Balance, December 31, 2009	58,342,000	58,342	548,261	202,342	(797,301)	11,644

Net loss	-	-	-	-	(953,274)	(953,274)
Forgiveness of interest on notes payable	-	-	1,659	-	-	1,659
Amortization of consulting options	-	-	37,207	-	-	37,207
Conversion of notes and interest liability	36,431,093	36,431	204,758	-	-	241,189
Exchange of debt for notes and warrants	-	-	495,300	-	-	495,300
Modification of warrant terms	-	-	207,651	-	-	207,651
Exchange of non-trading shares for debt	-	-	23,623	-	-	23,623
Other accumulated comprehensive
income (loss)	-	-	-	(202,342)	-	(202,342)
Balance, December 31, 2010	94,773,093	94,773	1,518,459	-	(1,750,575)	(137,343)

Net loss	-	-	-	-	(10,659)	(10,659)
Forgiveness of interest on notes payable	-	-	365	-	-	365
Exercise of warrants - proceeds used to repay debt	4,657,243	4,657	9,360	-	-	14,017
Exercise of warrants - proceeds used to repay debt	566,667	567	1,133	-	-	1,700
Conversion of debentures and interest	42,672,000	42,672	86,581	-	-	129,253
Exercise of warrants	18,182,238	18,182	36,365	-	-	54,547
Amortization of consulting options	-	-	12,233	-	-	12,233
Balance, December 31, 2011	160,851,241	160,851	1,664,496	-	(1,761,234)	64,113

Net loss	-	-	-	-	(423,722)	(423,722)
Forgiveness of interest on notes payable	-	-	1,148	-	-	1,148
Issuance of shares for cash	31,733,000	31,733	63,466	-	-	95,199
Issuance of shares in set-off of debt	8,267,000	8,267	16,534	-	-	24,801
Shares issued below market value	-	-	144,227	-	-	144,227
Exercise of warrants	16,782,238	16,782	33,565	-	-	50,347
Balance, December 31, 2012	217,633,479	217,633	1,923,436	-	(2,184,956)	(43,887)
Net loss	-	-	-	-	(24,579)	(24,579)
Forgiveness of interest on notes payable	-	-	501	-	-	501
Balance, March 31, 2013	217,633,479	$ 217,633	$ 1,923,937	$ -	$ (2,209,535)	$ (67,965)

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999 to
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (24,579)	$ 21,668	$ (2,209,535)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	-	74,160
Claim settlement gain	-	-	(1,014,000)
Mark to market on marketable securities	-	(53,000)	971,299
Interest forgiven by shareholder	501	471	28,717
Interest accrued on debentures	-	-	43,615
Share based expense	-	-	144,228
Other	-	-	1,048,051
Changes in assets and liabilities
Prepaid expenses and deposits	(118)	(109)	(238)
Accounts payable and accrued expenses	9,732	1,571	30,335
Net cash used in operating activities	(14,464)	(29,399)	(879,562)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash (used in) investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	-	211,620
Proceeds from exercise of warrants	-	-	120,611
Sale of marketable securities	-	-	42,701
Principal payments on promissory notes	-	-	389,178
Note repayments	-	-	(812)
Proceeds from issuance of promissory notes, related party	11,379	30,501	120,175
Net cash provided by financing activities	11,379	30,501	883,473

NET INCREASE (DECREASE) IN CASH	(3,085)	1,102	105

CASH - BEGINNING OF PERIOD	3,190	241	-

CASH - END OF PERIOD	$ 105	$ 1,343	$ 105

The accompanying notes are an integral part of the condensed financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Beeston Enterprises Ltd. (“the Company”) was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, the Company is an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.  The Company owns a 100% interest in five mineral claims comprising 2,451.79 hectares, known as the “Ruth Lake Property” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  Four claims are in good standing until November 5, 2013 and one claim is in good standing until September 6, 2015.

The Company also has an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District in Mineral County, Nevada, USA, (the “Chucker Property).  Subject to the Company making payments and expenditures required under the option agreement, the option will expire 75 months from the date the Company accepts a geology report currently being prepared.  The Company can also cancel the option upon 30 days notice.

Basis of Presentation

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes thereto included in our Form 10-K.    While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes as of March 31, 2013, from the accounting policies disclosed in the December 31, 2012 Form 10-K.

NOTE 3-

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3-

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

          Three Months Ended

                     March 31,

2013             2012

Warrants

      81,837,280    98,619,518

                 __________   __________

Total

                  81,837,280    98,619,518

            Three Months Ended

                   March 31,

                        2013               2012

Net Income (Loss)           $    (24,579)   $       21,668

Weighted Average

 common shares

outstanding (basic)           217,633,479    160,851,241

Warrants

                   81,837,280      98,619,518

                 __________     __________

Weighted Average

 common shares

outstanding (diluted)         217,633,479    160,851,241

                                          =========    =========

Diluted shares for March 31, 2012, are not shown because the year showed negative results and the calculation of earnings per share would be anti-dilutive.

NOTE 4 -

PROMISSORY NOTES, RELATED PARTY

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing promissory notes.  The notes are payable on demand and are not interest-bearing.  Interest is imputed on the notes at a rate of 6% as interest expense and contributed capital.

As of March 31, 2013, the total notes outstanding were $37,973, an increase of $11,379 since December 31, 2012.

NOTE 5 -

OFFICE SERVICES

A related party was paid, for office and secretarial services, $14,300 and $7,523 as of March 31, 2013 and 2012, respectively.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -

COMMON STOCK OFFERING

On March 4, 2013, the company’s Board of Directors authorized a private placement offering of a maximum of 50,000,000 shares of its common stock at a price of $0.0025 per share for total proceeds of $125,000.  The offering will expire on September 30, 2013 unless extended by the Board of Directors.

NOTE 7 -

REVISED WARRANTS EXPIRATION DATE

On March 1, 2013, the Company’s Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants for the purchase of common stock of the Company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014.

NOTE 8 -

SUBSEQUENT EVENTS

On April 1, 2013, a total of 15,189,700 shares have been sold  under the offering to stockholders for proceeds of approximately $37,974 used for repayment of debt.

On June 6, 2013, the Company gave notice to MSM Resource, LLC , that the Company was terminating the Option Agreement and the option thereunder of the Chucker Property, such termination to be effective July 7, 2013.

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

The property is situated within the Quesnel Trough, a geologic belt that hosts numerous base and precious metal deposits along with current and formerly producing mines. It is located 10 kilometres northeast of GWR Resources Inc’s Lac La Hache property where ongoing exploration continues to delineate porphyry copper-gold-silver/skarn, copper-magnetite-gold-silver deposits and is situated between producing mines at Imperial Metals Corporation’s Mt. Polley copper-gold mine and New Gold Inc.'s New Afton copper-gold project (Teck-Cominco Ltd’s legendary Afton mine).

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

In our efforts to further the exploration and development of this large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of these mineral claim holdings.  Accordingly, since acquiring this property, we have entered into various arrangements with other companies to carry out exploration work on various mineral claims that comprise the Ruth Lake Property.  At present, we have no option agreements or other arrangements with any party for the exploration of this property.  We currently have no exploration planned for the Ruth Lake Property in 2013.

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

We have to undertaken the preparation of a geology report as required under the aforesaid agreement.  If it is acceptable to Beeston, ten (10) days after acceptance of the geology report, we will be required to pay the sum of $20,000 and issue 1,000,000 shares of its common stock to MSM, which will form part of the option exercise price under the option agreement with MSM in the event the option is exercised by us.

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

The following provides selected financial data about our company for the three month periods ended March 31, 2013 and 2012.

		Three Months		Three Months
		Ended		Ended
		March 31, 2013		March 31, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$(23,998)		$(30,625)
Net Income (Loss)		$(24,579)		$21,668

 Revenue

There were no revenues from operations for the three month periods ended March 31, 2013 and 2012. The reason for the large differences reported in the net income (loss) positions is due to the shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable July 17, 2012.  We elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.  All of these shares have since been sold in the market.

Expenses

Our total expenses for the three month periods ended March 31, 2013 and 2012 are outlined in the table below:

		Three Months Ended
		September 30,
		2012		2011

Speculative mining expenses	$	Nil	$	Nil
Consulting	$	Nil		$15,000
Professional fees		$9,255		$7,688
Administrative expenses		$14,743		$7,937

Expenses for the three months period ended March 31, 2013, decreased from the comparative period in 2012 primarily as a result of the decrease in promotional expenses.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	March 31, 2013	December 31, 2012
Current assets	343	3,310
Current liabilities	(68,308)	(47,197)
Working capital(deficit)	(67,965)	(43,887)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Net cash provided by (used in) operating activities	(14,464)	(29,399)
Net cash provided by (used in)investing activities	Nil	Nil
Net cash provided by (used in)financing activities	11,379	30,501
Increase (Decrease) in cash	(3,085)	1,102

We had cash of $105 as of March 31, 2013 as compared to cash of $3,190 as of December 31, 2012. We had a working capital deficit of  $67,965 as of March 31, 2013 as compared to a working capital deficit of $43,887 as of December 31, 2012.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, such as the Chucker Property, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  Recently, on March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share, for total proceeds of $125,000.  Proceeds under this private placement offering will be used to pay off debt due and owing by the Company to shareholders and to provide the company with working capital.  As of the date of this report, we have raised a total of $37,973 under this private placement offering.  This private placement offering has a termination date of September 30, 2013, unless extended by the Board of Directors.

We have also had to borrow funds from time to time in order to fund part of our ongoing operations.  For some of this borrowing, we issued convertible debentures as security.  All of the debt under these convertible debentures has since been converted into common shares of the Company.   We have also raised funds and set off debt through the exercise of the share purchase warrants that were attached to these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds for the Company in the event they are exercised.  On March 1, 2013, Beeston’s Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants of the company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014. The Company has not received any notices of election to exercise the right to purchase any shares of the Company under these outstanding warrants to date.

On occasion, we have also borrowed funds for working capital purposes from stockholders of the Company.  As of March 31, 2013 there was $37,973 in loans outstanding to stockholders.  All of these outstanding loans have since been paid by-way of set-off against shares subscribed for by the stockholders who had made the loans to the Company.  These loans were evidenced by promissory notes and were payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We also received shares in the common stock of a public trading junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares were subsequently sold in the market and the proceeds from the sale were also used to fund the Company’s ongoing operations.

We anticipate being able to raise the funds that are required for our ongoing operating, acquisitions and exploration costs by means of  both further debt and equity funding.  The equity funding would be in the form of our current private placement offering and/or the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, our participation in the exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

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

We intend to commence exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Description	Operating	Estimated
	Period	Expenses
		($)
General and administrative	12 months	55,000
Mining expenses	12 months	40,000
Professional fees	12 months	30,000
Total		$125,000

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

These cash requirements are in excess of our current cash and working capital resources. As a result, we will require additional financing in order to pay for our anticipated ongoing expenditures as outlined above.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. We hope to meet our cash requirements for the next 12 months through equity financing by way of a private placement offering and/or through the exercise of the existing outstanding warrants held by our investors. We currently do not have any arrangements in place to complete any private placement financing and there is no assurance that we will be successful in completing any such financing on terms that will be acceptable to us or that the holders of our outstanding warrants will exercise the warrants.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our independent auditors stated in their report for the fiscal year ended December 31, 2012, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2013, we had an accumulated deficit of $2,209,535, with total stockholders’ equity of $343.  We had a working capital deficit of $67,965 at March 31, 2013.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2012, filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of March 31, 2013, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of March 31, 2013 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        MICHAEL UPHAM, PRESIDENT