Form 10-Q
period 2013-06-30
BEESTON ENTERPRISES LTD
filed 2013-08-19
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2013, the Company had 264,993,479 shares of its common stock issued and outstanding.

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

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Mine Safety Disclosures

18

Item 5. Other Information

18

Item 6. Exhibits

18

SIGNATURES

19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(UNAUDITED)

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of June 30, 2013(unaudited)

 and December 31, 2012

4

Condensed Statements of Operations for the Three and Six Months Ended

        June 30, 2013 and 2012 with Cumulative Totals Since Inception

        (unaudited)

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

  from December 31, 2012 to June 30, 2013 (unaudited)

6

Condensed Statements of Cash Flows for the Six Months Ended

   June 30, 2013 and 2012 with Cumulative Totals Since Inception

         (unaudited)

7

Notes to Condensed Financial Statements (unaudited)

8-10

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash	$ 6,005	$ 3,190
Prepaid expenses and deposits	70	120
Total Current Assets	6,075	3,310

TOTAL ASSETS	$ 6,075	$ 3,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 6,792	$ 20,603
Promissory notes, related party	-	26,594
Total Current Liabilities	6,792	47,197

Total Liabilities	6,792	47,197

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 500,000,000 shares authorized and
264,993,479 and 217,633,479 issued and outstanding as of June 30,
2013 and December 31, 2012, respectively	264,993	217,633
Additional paid-in capital	2,002,572	1,923,436
Deficit accumulated during the development and exploration stages	(2,268,282)	(2,184,956)
Total Stockholders' Deficit	(717)	(43,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,075	$ 3,310

The accompanying notes are an integral part of the condensed unaudited financial statements
4

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)
(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		July 12, 1999 to
	2013	2012	2013	2012	June 30, 2013
REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	-	-	390,796
Consulting	6,500	-	6,500	15,000	184,532
Promotional expenses	13,950	9,020	13,950	9,020	87,611
Professional fees	7,189	9,958	16,444	17,646	330,041
Administrative expenses	30,965	71,985	45,708	79,922	385,866
Depreciation	-	-	-	-	3,806
Total Operating Expenses	58,604	90,963	82,602	121,588	1,382,652

LOSS BEFORE OTHER INCOME (EXPENSE)	(58,604)	(90,963)	(82,602)	(121,588)	(1,250,763)

OTHER INCOME (EXPENSE)
Interest expense, net	(143)	(369)	(810)	(933)	(63,468)
Foreign currency transaction gain (loss)	-	(3)	86	(146)	(16,717)
Claim settlement gain	-	-	-	-	1,048,297
Loss from debt extinguishment	-	-	-	-	(839,326)
Loss on modification of securities	-	-	-	-	(207,651)
Loss on marketable securities	-	(77,000)	-	(24,000)	(1,074,899)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(143)	(77,372)	(724)	(25,079)	(1,017,519)
NET LOSS APPLICABLE TO COMMON SHARES

NET LOSS APPLICABLE TO COMMON SHARES	$ (58,747)	$ (168,335)	$ (83,326)	$ (146,667)	$ (2,268,282)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	236,191,457	179,299,670	226,963,733	170,075,455

The accompanying notes are an integral part of the condensed unaudited financial statements
5

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 2012 TO JUNE 30, 2013

	Common Stock		Additional	Deficit accum-	Stockholders'
	Shares	Amount	Paid-in	ulated during	Equity (Deficit)
			Capital	the exploration
				stage
Balance, December 31, 2012	217,633,479	$217,633	$ 1,923,436	$ (2,184,956)	$ (43,887)
Net loss through June 30, 2013	-	-	-	(83,326)	(83,326)
Forgiveness of interest on notes payable	-	-	501	-	501
Issuance of shares in set-off (repayment) of debt	15,189,700	15,190	22,783	-	37,973
Issuance of shares for cash	32,170,300	32,170	48,256	-	80,426
Shares issued below market value	-	-	7,596	-	7,596
Balance, June 30, 2013	264,993,479	$264,993	$ 2,002,572	$ (2,268,282)	$ (717)

The accompanying notes are an integral part of these condensed unaudited financial statements
6

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)
(WITH TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		From Inception
	JUNE 30,		July 12, 1999 to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (83,326)	$ (146,667)	$ (2,268,282)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	-	74,160
Claim settlement gain	-	-	(1,014,000)
Mark to market on marketable securities	-	24,000	971,299
Interest forgiven by shareholder	501	670	28,717
Interest accrued on debentures	-	-	43,615
Share based expense	-	66,021	144,228
Issuance of stock below market price	7,596	-	7,596
Other	-	-	1,048,051
Changes in assets and liabilities
Prepaid expenses and deposits	50	55	(70)
Accounts payable and accrued expenses	(13,811)	5,295	6,792
Net cash used in operating activities	(88,990)	(50,626)	(954,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(3,806)
Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	80,426	-	292,046
Proceeds from exercise of warrants	-	-	120,611
Sale of marketable securities	-	-	42,701
Principal payments on promissory notes	-	-	389,178
Note repayments	-	(112)	(812)
Proceeds from issuance of promissory notes, related party	11,379	50,601	120,175
Net cash provided by financing activities	91,805	50,489	963,899

NET INCREASE (DECREASE) IN CASH	2,815	(137)	6,005

CASH - BEGINNING OF PERIOD	3,190	241	-

CASH - END OF PERIOD	$ 6,005	$ 104	$ 6,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES
Issuance of shares in set-off (repayment) of debt	$ 37,973	$ 56,589	$ 119,363
Issuance of shares in conversion of debt	$ -	$ -	$ 370,442

The accompanying notes are an integral part of these condensed unaudited financial statements

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -

ORGANIZATION AND BASIS OF PRESENTATION

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

 .

NOTE 1 -

ORGANIZATION AND BASIS OF PRESENTATION

                        (CONTINUED)

Going Concern(Continued)

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 2 -

PROMISSORY NOTES, RELATED PARTY

The Company has borrowed funds for working capital purposes from stockholders of the Company by issuing promissory notes.  The notes are payable on demand and are not interest-bearing.  Interest is imputed on the notes at a rate of 6% as interest expense and contributed capital.

As of June 30, 2013, the total notes outstanding were nil, a decrease of $26,594 since December 31, 2012.  During the three months ended March 31, 2013, $11,379 was borrowed and on April 1, 2013, 15,189,700 shares of common stock of the Company were issued to notes holders in payment of the $37,973 debt.  The common stock was valued for $45,569 and a loss of $7,596 was recognized due to the sale of stock below market price during the six months ended June 30, 2013.

NOTE 3 -

OFFICE SERVICES- RELATED PARTY

A related party was paid, for office and secretarial services, $34,150 and $12,723 as of June 30, 2013 and 2012, respectively.

NOTE 4 -

COMMON STOCK OFFERING

On March 4, 2013, the company’s Board of Directors authorized a private placement offering of a maximum of 50,000,000 shares of its common stock at a price of $0.0025 per share for maximum total proceeds of $125,000.  The offering will expire on September 30, 2013 unless extended by the Board of Directors.  As of June 30, 2013, a total of 32,170,300 shares were sold for $80,426 cash and a total of 15,189,700 shares were issued in payment, by way of set-off, of outstanding notes totaling $37,973.  The total number of shares issued under this offering as of June 30, 2013, was 47,360,000 shares for $118,399.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

REVISED WARRANTS EXPIRATION DATE

On March 1, 2013, the Company’s Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants for the purchase of common stock of the Company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014. As of June 30, 2013, there were 81,837,280 warrants outstanding and no warrants were issued or exercised during the six months ended June 30, 2013.

NOTE 6 -

SUBSEQUENT EVENTS

On June 6, 2013, the Company gave notice to MSM Resource, LLC, that the Company was terminating the option to purchase agreement and the option thereunder of the Chucker Property, such termination to be effective July 7, 2013.

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

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   We could earn a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of its common stock to MSM over a period of three years, and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon Beeston acquiring the Chucker Property, the claims would be subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company could also reduce the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercised its option and acquired the Chucker Property, we would be required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the option agreement with MSM could be terminated by us at any time upon thirty (30) days notice.

A geology report was to have been prepared and delivered to Beeston under the aforesaid agreement.  If it was acceptable to Beeston, ten (10) days after acceptance of the geology report, we would have been required to pay the sum of $20,000 and issue 1,000,000 shares of its common stock to MSM, all of which would form part of the option exercise price under the option agreement with MSM in the event the option was exercised by us.

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

The following provides selected financial data about our company for the three and six month periods ended June 30, 2013 and 2012.

Three months ended June 30, 2013 and 2012.

		Three Months		Three Months
		Ended		Ended
		June 30, 2013		June 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$(58,604)		$(90,963)
Net Income (Loss)		$(58,747)		$(168,335)

 Revenue

There were no revenues from operations for the three month periods ended June 30, 2013 and 2012. The reason for the large differences reported in the net income (loss) positions is due to the decrease in the market price of shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable July 17, 2012.  We elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.  All of these shares have since been sold in the market.

Expenses

Our total expenses for the three month periods ended June 30, 2013 and 2012 are outlined in the table below:

		Three Months Ended
		June 30,
		2013		2012

Speculative mining expenses	$	Nil	$	Nil
Consulting fees		$6,500	$	Nil
Promotional expenses		$13,950		$9,020
Professional fees		$7,189		$9,958
Administrative expenses		$30,965		$71,985

Expenses for the three months period ended June 30, 2013, decreased slightly from the comparative period in 2012 primarily as a result of the decrease in administrative expense and netted against the increase of promotional expenses and the incurring of consulting fees.

Six months ended June 30, 2012 and 2011.

		Six Months		Six Months
		Ended		Ended
		June 30, 2013		June 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$(82,602)		$(121,588)
Net Income (Loss)		$(83,326)		$(146,667)

Revenue

There were no revenues from operations for the six months periods ended June 30, 2013 and 2012. The reason for the large differences reported in the net income (loss) positions is due to the decrease in market price of shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable on July 17, 2012.  We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.

Expenses

Our total expenses for the six month periods ended June 30, 2013 and 2012 are outlined in the table below:

		Six Months Ended
		June 30,
		2013		2012

Speculative mining expenses	$	Nil	$	Nil
Consulting fees		$6,500		$15,000
Promotional expenses		$13,950		$9,020
Professional fees		$16,444		$17,646
Administrative expenses		$45,708		$79,922

Expenses for the six months ended June 30, 2013 decreased slightly from the comparative period in 2012 primarily as a result of the decrease in consulting fees and share based expense.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	June 30, 2013	December 31, 2012
Current assets	$6,075	$3,310
Current liabilities	$(6,792)	$(47,197)
Working capital(deficit)	$(717)	$(43,887)

Cash Flows

		Six Months		Six Months
		Ended		Ended
		June 30, 2013		June 30, 2012
Net cash provided by (used in) operating activities		$(88,990)		$(50,626)
Net cash provided by (used in)investing activities	$	Nil	$	Nil
Net cash provided by (used in)financing activities		$91,805		$50,489
Increase (Decrease) in cash		$2,815		$(137)

We had cash of 6,005 as of June 30, 2013 as compared to cash of $3,190 as of December 31, 2012. We had a working capital deficit of $717 as of June 30, 2013 as compared to a working capital deficit of $43,887 as of December 31, 2012.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  Recently, on March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share, for total proceeds of $125,000.  Proceeds under this private placement offering will be used to pay off debt due and owing by the Company to shareholders and to provide the company with working capital.  As of the date of this report, we have issued a total of 47,360,000 shares having a total value of $118,399 under this private placement offering.  This private placement offering has a termination date of September 30, 2013, unless extended by the Board of Directors.

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

On occasion, we have also borrowed funds for working capital purposes from stockholders of the Company.  As of June 30, 2013 there were no in loans outstanding to stockholders.  All of the loans outstanding at the beginning of the current reporting period were paid during the current reporting period by-way of set-off against shares of common stock in the Company subscribed for by the stockholders who had made the loans to the Company.  These loans were evidenced by promissory notes and were payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We also received shares in the common stock of a public trading junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares were subsequently sold in the market and the proceeds from the sale were also used to fund the Company’s ongoing operations.

We anticipate being able to raise the funds that are required for our ongoing operating, acquisitions and exploration costs by means of  both further debt and equity funding.  The equity funding would be in the form of our current and future private placement offering as well as the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, our participation in the exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

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

We intend to commence exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Description	Operating	Estimated
	Period	Expenses

General and administrative	12 months	$ 55,000
Mining expenses	12 months	40,000
Professional fees	12 months	30,000
Total		$125,000

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

These cash requirements are in excess of our current cash and working capital resources. As a result, we will require additional financing in order to pay for our anticipated ongoing expenditures as outlined above.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. We hope to meet our cash requirements for the next 12 months through equity financing by way of a private placement offerings and/or through the exercise of the existing outstanding warrants held by our investors. We currently do not have any arrangements in place to complete any private placement financing and there is no assurance that we will be successful in completing any such financing on terms that will be acceptable to us or that the holders of our outstanding warrants will exercise the warrants.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our previous independent auditors stated in their report for the fiscal year ended December 31, 2012, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of June 30, 2013, we had an accumulated deficit of $2,268,282, with total stockholders’ deficit of $717.  We had a working capital deficit of $717 at June 30, 2013.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of June 30, 2013, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of June 30, 2013 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                        BEESTON ENTERPRISES LTD.

Date: August 19, 2013                                                           /s/ Michael Upham

                                        MICHAEL UPHAM, PRESIDENT