Form 10-Q
period 2013-09-30
BEESTON ENTERPRISES LTD
filed 2013-11-19
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2013, the Company had 266,093,479 shares of its common stock issued and outstanding.

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

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Mine Safety Disclosures

18

Item 5. Other Information

18

Item 6. Exhibits

19

SIGNATURES

19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of September 30, 2013(unaudited)

  and December 31, 2012

5

Condensed Statements of Operations for the Three and Nine Months

        Ended September 30, 2013 and 2012 with Cumulative Totals Since

        Inception  (unaudited)

6

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

  from December 31, 2012 to September 30, 2013 (unaudited)

7

Condensed Statements of Cash Flows for the Nine Months Ended

  September 30, 2013 and 2012 with Cumulative Totals Since

        Inception (unaudited)

8

Notes to Condensed Financial Statements (unaudited)

9-10

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	September 30,2013	December 31,
	(Unaudited)	2012
Current Assets
Cash	$ 93	$ 3,190
Prepaid expenses and deposits	176	120
Total Current Assets	269	3,310

TOTAL ASSETS	$ 269	$ 3,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,548	$ 20,603
Promissory notes, related party	825	26,594
Total Current Liabilities	10,373	47,197

Total Liabilities	10,373	47,197

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 500,000,000 shares authorized and
266,093,479 and 217,633,479 issued and outstanding as of September 30,
2013 and December 31, 2012, respectively	266,093	217,633
Additional paid-in capital	2,004,225	1,923,436
Deficit accumulated during the development and exploration stages	(2,280,422)	(2,184,956)

Total Stockholders' Deficit	(10,104)	(43,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 269	$ 3,310

The accompanying notes are an integral part of the condensed unaudited financial statements

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		July 12, 1999 to
	2013	2012	2013	2012	September 30, 2013

REVENUE
Sale of mining claims	$ -	$ -	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	-	-	390,796
Consulting	-	-	6,500	15,000	184,532
Promotional expenses	-	19,001	13,950	28,021	87,611
Professional fees	5,215	9,289	21,659	26,935	335,256
Administrative expenses	6,921	84,377	52,629	164,299	392,787
Depreciation	-	-	-	-	3,806
Total Operating Expenses	12,136	112,667	94,738	234,255	1,394,788

LOSS BEFORE OTHER INCOME (EXPENSE)	(12,136)	(112,667)	(94,738)	(234,255)	(1,262,899)

OTHER INCOME (EXPENSE)
Interest expense, net	(4)	(645)	(814)	(1,578)	(63,472)
Foreign currency transaction gain (loss)	-	6	86	(140)	(16,717)
Claim settlement gain	-	-	-	-	1,048,297
Loss from debt extinguishment	-	-	-	-	(839,326)
Loss on modification of warrants	-	-	-	-	(207,651)
Loss on marketable securities	-	(26,600)	-	(50,600)	(1,074,899)
Release of exploration cost liability	-	-	-	-	136,245
Total Other Income (Expense)	(4)	(27,239)	(728)	(52,318)	(1,017,523)

NET LOSS APPLICABLE TO
COMMON SHARES	$ (12,140)	$ (139,906)	$ (95,466)	$ (286,573)	$ (2,280,422)

NET LOSS PER SHARE -
BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	265,447,827	180,174,000	239,932,732	173,466,000

The accompanying notes are an integral part of the condensed unaudited financial statements

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 2012 TO SEPTEMBER 30, 2013

	Common Stock		Additional	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in Capital	ated during the ex-	Equity (Deficit)
				ploration stages

Balance, December 31, 2012	217,633,479	$ 217,633	$ 1,923,436	$ (2,184,956)	$ (43,887)
Net loss	-	-	-	(95,466)	(95,466)
Forgiveness of interest on notes payable	-	-	504	-	504
Issuance of shares in set-off (repayment) of debt	15,189,700	15,190	22,783	-	37,973
Issuance of shares for cash	33,270,300	33,270	49,906	-	83,176
Shares issued below market value	-	-	7,596	-	7,596
Balance, September 30, 2013 (unaudited)	266,093,479	$ 266,093	$ 2,004,225	$ (2,280,422)	$ (10,104)

The accompanying notes are an integral part of the condensed unaudited financial statements

BEESTON ENTERPRISES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	NINE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		July 12, 1999 to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (95,466)	$ (286,573)	$ (2,280,422)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	-	74,160
Claim settlement gain	-	-	(1,014,000)
Mark to market on marketable securities	-	50,600	971,299
Interest forgiven by shareholder	504	997	28,720
Interest accrued on debentures	-	-	43,615
Share based expense	-	144,228	144,228
Issuance of stock below market price	7,596	-	7,596
Other	-	-	1,048,051
Changes in assets and liabilities
Prepaid expenses and deposits	(56)	(65)	(176)
Accounts payable and accrued expenses	(11,055)	6,561	9,548
Net cash used in operating activities	(98,477)	(84,252)	(963,575)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	83,176	38,610	294,796
Proceeds from exercise of warrants	-	-	120,611
Sale of marketable securities	-	-	42,701
Principal payments on promissory notes	-	-	389,178
Note repayments	-	(112)	(812)
Proceeds from issuance of promissory notes, related party	12,204	65,652	121,000
Net cash provided by financing activities	95,380	104,150	967,474

NET INCREASE (DECREASE) IN CASH	(3,097)	19,898	93

CASH - BEGINNING OF PERIOD	3,190	241	-

CASH - END OF PERIOD	$ 93	$ 20,139	$ 93

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES
Issuance of shares in set-off (repayment) of debt	$ 37,973	$ 81,390	$ 119,363
Issuance of shares in conversion of debt	$ -	$ -	$ 370,442

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

9

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

As of September 30, 2013, the total notes outstanding were $825, a decrease of $25,769 since December 31, 2012.  During the nine months ending September 30, 2013, $12,204 was borrowed and on April 1, 2013, 15,189,700 shares of common stock of the Company were issued to the note holders in payment of the $37,973 debt.  The common stock was valued for $45,569 and a loss of $7,596 was recognized due to the issuance of stock below market price during the nine months ended September 30, 2013.

NOTE 3 -

OFFICE SERVICES

A related party was paid, for office and secretarial services, $39,900 and $18,423 as of September 30, 2013 and 2012, respectively.

NOTE 4 -

COMMON STOCK OFFERING

On March 4, 2013, the company’s Board of Directors authorized a private placement offering of a maximum of 50,000,000 shares of its common stock at a price of $0.0025 per share for total proceeds of $125,000.  The offering, expired on November 15, 2013.  As of September 30, 2013, 33,270,300 shares were sold for $83,176 cash and a total of 15,189,700 shares were issued in payment, by way of set-off, of outstanding notes totaling $37,973.  The total number of shares issued under this offering as of September 30, 2013, was 48,460,000 shares for $121,149.

NOTE 5 -

REVISED WARRANTS EXPIRATION DATE

On March 1, 2013, the Company’s Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants for the purchase of common stock of the Company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014.  As of September 30, 2013, there were 81,837,280 warrants outstanding and no warrants were issued or exercised during the nine months ended September 30, 2013.

10

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

General Overview

We are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of commercially viable producing mine. We owned a 100% interest in five mineral claims comprising 2,451.79 hectares known as the “Ruth Lake Property” located 25 kilometers from Lac La Hache, British Columbia, Canada.  However, on November 6, 2013, we allowed four of the mineral claims to lapse due to the high associated maintenance costs.  We then reclaimed two of the four claims, which two mineral claims are in good standing until November 14, 2014. We now hold three mineral claim comprising 1,475.52 hectares.  There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, we are of the opinion that the location of the mining property is such as to warrant retention of a portion of the claims that originally comprised the Ruth Lake Property for further exploration.

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

The Ruth Lake Property has not received as much exploration as some of the surrounding properties, such as GWR Resources Inc.’s Lac La Hache Property. What prior exploration has taken place on or near this property has provided indications that the area has the potential to host a copper-gold deposit or a molybdenite deposit. We utilized the services of geologists to interpret a recent airborne geophysical survey of the area and the existing geological information in relation to the Ruth Lake Property to identify target areas and make recommendations for the further exploration of the property.  Based on our geologists recommendation, an initial exploration program of approximately $50,000 CAD was carried on the Ruth Lake Property, which involved the taking of soil geochemical samples on a regional grid with fill in samples where indicated by anomalous values.  Each target area was then explored by geochemical soil sampling and prospecting.  Anomalous cooper-in-soil was detected near the edge of one target area and cooper mineralization was sighted along a newly constructed logging road near this area.  In addition to the results of the exploration program, historic assessment reports relating to the southern part of the property reported sporadic molybdenite-in-soil geochemical anomalies over a north-south length of 750 metres.  Molybdenite and small amounts of chalcopyrite were described as disseminations and fracture fillings in altered, silicified and locally quartz veined granite float and bedrock.  While some drilling was performed, there are no records of results.  Based on the results of our initial exploration program and the historic data on the property, we believe that further exploration is warranted for the Ruth Lake Property.  However, we had been delaying further exploration on our part pending the results of the exploration work that was to have been carried out on various large parcels of the Ruth Lake Property under option agreements entered into by the Company with other junior mining companies.

In our efforts to further the exploration and development of this large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of these mineral claim holdings.  Accordingly, since acquiring this property, we have entered into various arrangements with other companies to carry out exploration work on various mineral claims that comprise the Ruth Lake Property.  We have also been able to maintain our remaining interest in the Ruth Lake Property, in part, through the conduct of exploration and development work programs, by ourselves as well as by others, and then filing assessment reports of the exploration work for credit towards the maintenance costs plus paying cash in lieu of exploration work as required.  All of the mining claims currently comprising the Ruth Lake Property are in good standing.

At present, we have no option agreements or other arrangements with any party for the exploration of this property.  As a result, based on the recommendations of our geologist, a work program of approximately $30,000 has been planned for a portion of the remaining Ruth Lake Property for the summer of 2014.

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, under which the Company was granted an option to acquire a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   We could have earned a 100% interest in the claims, upon exercise of the option, by issuing a total of 3,000,000 shares of its common stock to MSM over a period of three years, and by paying a total of $250,000 plus carrying out a $2,000,000 exploration and development program on the claims over a six year period.  Upon Beeston acquiring the Chucker Property, the claims would have been subject to a royalty of 2% of net smelter returns payable to MSM up to a maximum royalty payment of $5,000,000.  The Company could have also reduced the royalty to 1% with a maximum royalty payment to $2,500,000 by payment of $1,000,000 to MSM within a limited time period of seventy-five months.  In addition, in the event the Company exercised its option and acquired the Chucker Property, we would have been required to pay an annuity of $50,000 to MSM commencing at the end of the seventh year and on the anniversary thereof in every year for a total of seventeen years.  The option under the option agreement with MSM could be terminated by us at any time upon thirty (30) days notice.

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

The following provides selected financial data about our company for the three and nine month periods ended September 30, 2013 and 2012.

Three months ended September 30, 2013 and 2012.

		Three Months		Three Months
		Ended		Ended
		September 30, 2013		September 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$(12,136)		$(112,667)
Net Income (Loss)		$(12,140)		$(139,906)

 Revenue

There were no revenues from operations for the three month periods ended September 30, 2013 and 2012. The reason for the large differences reported in the net income (loss) positions is due in part to the decrease in the market price of shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable July 17, 2012.  We elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations.  All of these shares have since been sold in the market.  Overall expense were also greater in 2012 due to the effort made during this period related to investigating and review of potential mining projects and financing for the Company.

Expenses

Our total expenses for the three month periods ended September 30, 2013 and 2012 are outlined in the table below:

		Three Months Ended
		September 30,
		2013		2012

Speculative mining expenses	$	Nil	$	Nil
Consulting fees	$	Nil	$	Nil
Promotional expenses	$	Nil		$19,001
Professional fees		$5,215		$9,289
Administrative expenses		$6,921		$84,377

Expenses for the three months period ended September 30, 2013, decreased significantly from the comparative period in 2012 primarily as a result of the decrease in administrative expense and promotional expenses from that of the prior period related to the investigation and review of potential mining projects and financing for the Company plus the share base expense recognized in the prior period.

Nine months ended September 30, 2013 and 2012.

		Nine Months		Nine Months
		Ended		Ended
		September 30, 2013		September 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$(94,738)		$(234,255)
Net Income (Loss)		$(95,466)		$(286,573)

Revenue

There were no revenues from operations for the nine months periods ended September 30, 2013 and 2012. The reason for the large differences reported in the net income (loss) positions is due in part to the decrease in market price of shares in the common stock of a junior mining company we received as part of a settlement of certain claims under an option agreement with the junior mining company.  These shares became tradable on July 17, 2012.  We have elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations. Overall expenses were also greater in 2012 due to the effort made during this period related to the investigation and review of potential mining projects and financing for the Company.

Expenses

Our total expenses for the nine month periods ended September 30, 2013 and 2012 are outlined in the table below:

		Nine Months Ended
		September 30,
		2013		2012

Speculative mining expenses	$	Nil	$	Nil
Consulting fees		$6,500		$15,000
Promotional expenses		$13,950		$28,021
Professional fees		$21,659		$26,935
Administrative expenses		$52,629		$164,299

Expenses for the nine months ended September 30, 2013 decreased significantly from the comparative period in 2012 primarily as a result of the share based expense.  In addition, there was an overall decrease in consulting fees, professional fees, promotional fees and administrative expenses in general.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	September 30, 2013	December 31, 2012
Current assets	$269	$3,310
Current liabilities	$(10,373)	$(47,197)
Working capital(deficit)	$(10,104)	$(43,887)

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		September 30, 2013		September 30, 2012
Net cash provided by (used in) operating activities		$(98,477)		$(84,252)
Net cash provided by (used in)investing activities	$	Nil	$	Nil
Net cash provided by (used in)financing activities		$95,380		$104,150
Increase (Decrease) in cash		$(3,097)		$19,898

We had cash of $93 as of September 30, 2013 as compared to cash of $3,190 as of December 31, 2012. We had a working capital deficit of $10,104 as of September 30, 2013 as compared to a working capital deficit of $43,887 as of December 31, 2012.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  Recently, on March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share, for total proceeds of $125,000.  Proceeds under this private placement offering will be used to pay off debt due and owing by the Company to shareholders and to provide the company with working capital.  As of the date of this report, we have issued a total of 48,460,000 shares having a total value of $121,149 under this private placement offering.  This private placement offering originally had a termination date of September 30, 2013, which termination date has been extended to November 30, 2013 by the Board of Directors. However, on November 15, 2013, our Board of Directors terminated this private placement offering and approved a private placement offering of 60,000,000 common shares of the Company at a price of $0.002 per share, for total proceeds of $120,000.  Proceeds under this private placement offering will be used to pay off debt due and owing by the Company and to provide the company with working capital.  The Company has not received any subscriptions under this latest offering as of the date of this report.  This private placement offering has a termination date of April 30, 2014, unless extended by the Board of Directors.

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

On occasion, we have also borrowed funds for working capital purposes from stockholders of the Company.  As of September 30, 2013 there was $825 in loans outstanding to stockholders.  These loans were evidenced by promissory notes and were payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We anticipate being able to raise the funds that are required for our ongoing operating, acquisitions and exploration costs by means of  both further debt and equity funding.  The equity funding would be in the form of our current and future private placement offerings as well as the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, the planned exploration of our acquired mining properties as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $120,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to commence exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Description	Operating	Estimated
	Period	Expenses

General and administrative	12 months	$ 40,000
Mining expenses	12 months	50,000
Professional fees	12 months	30,000
Total		$120,000

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

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our previous independent auditors stated in their report for the fiscal year ended December 31, 2012, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of September 30, 2013, we had an accumulated deficit of $2,280,422, with total stockholders’ deficit of $10,104.  We had a working capital deficit of $10,104 at September 30, 2013.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of September 30, 2013, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of September 30, 2013 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                        BEESTON ENTERPRISES LTD.

Date: November 19, 2013                                                     /s/ Michael Upham_____________

                                        MICHAEL UPHAM, PRESIDENT