Form 10-K
period 2013-12-31
BEESTON ENTERPRISES LTD
filed 2014-04-14
CIK 1221548

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

BEESTON ENTERPRISES LTD.

----------------------------

(Name of registrant as specified in its charter)

Nevada	333-103621	88-04360717
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes     [ X ] No

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2013:  $ 874,478

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of April 14, 2014: 266,093,479.

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

Current Business

We are an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.  We originally acquired a 100% interest in nineteen mineral claims, comprising over 9,200 hectares, known as the “Ruth Lake Property”, located 25 kilometers from Lac La Hache, British Columbia, Canada.  We had also obtained an option to purchase three additional mineral claims, comprising approximately 1,500 hectares, known as the “Bluff Lake Property” located approximately 8 kilometres to the North West of our “Ruth Lake Property”.  We carried out exploration work on both the Ruth Lake Property and the Bluff Lake Property.  However, we have been slowly reducing our holdings in this area.  We currently own three mineral claims in this area, all of which are in good standing. While there  is no guarantee of locating a deposit of some mineral product that could result in a producing mine, we are of the opinion that the location of these mining properties is such as to warrant retention of a portion of the claims that originally comprised the Ruth Lake Property for further exploration. A work program is planned on this property for early this summer.

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

Ruth Lake Property

In September, 2006, we acquired a 100% interest in 19 mineral claims, totaling in excess of 9,200 hectares, located in the Province of British Columbia, Canada, referred to collectively as the “Ruth Lake Property,” In our efforts to further the exploration and development of this large tract of acquired mineral claims, we have continuously reviewed the possibility of participating in some form of joint venture or option arrangement with other entities on a portion of these mineral claim holdings.  Accordingly, since acquiring this property, we have entered into various arrangements with several junior mining companies for the intended purpose of having exploration work carried out on various mineral claims that comprise the Ruth Lake Property.  These option agreements and other arrangements, while providing us with cash and stock in some junior mining companies which were used to fund our on going operations, have to date resulted in a limited amount of exploration work.  We have also reduced our holdings in this area to three mineral claims comprising approximately 1,476 hectares.  At present, we have no option agreements or other arrangements with any party for the exploration of this property.  Subject to raising the funds required in the amount of $30,000, we have a small exploration work program planned for the Ruth Lake Property for early this summer.

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

Plan of Operation

Due to the on-going costs of maintaining the large number of mining claims that comprise the Ruth Lake Property, we have reduced our holdings of mining claims in this area.  Based on the results of our initial exploration program and the historic data on the property, further exploration is warranted for those mining claims we have retained.  Accordingly, subject to our raising the required funds in the amount of $30,000, we have an exploration work program planned for these properties in early summer this year.

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

Chucker Property

On August 26, 2011, we entered into an agreement with MSM Resource, L.L.C. ("MSM"), a Nevada limited liability company, pursuant to which we could acquire an option to purchase a 100% interest in eighteen mineral claims located in the Silver Star Mining District, Mineral County, Nevada (the "Chucker Property").   On June 6, 2013, the Company gave notice to MSM that the Company was terminating the Option Agreement and the option thereunder, such termination to be effective July 7, 2013.

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

Quarter Ending	High	Low
12/31/2013	$0.0032	$0.001
09/30/2013	$0.038	$0.0025
06/30/2013	$0.0057	$0.0015
03/31/2013	$0.005	$0.0018
12/31/2012	$0.011	$0.0041
09/30/2012	$0.02	$0.0024
06/30/2012	$0.0065	$0.003
03/31/2012	$0.01	$0.003

As of March 31, 2014, we had 266,093,479 shares of common stock outstanding and the last trade price of our stock was $0.0019.

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

Equity Compensation Plan Information

As of December 31, 2013, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013.

Recent Sales of Unregistered Securities

Exercise of Warrants

As of December 31, 2013, there were 25,693,860 share purchase warrants, each having a share purchase price of $0.003 USD, and 55,143,420 share purchase warrants, each having a share purchase price of $0.003 CAD, outstanding. All of the outstanding share purchase warrants expire on December 31, 2014.  No share purchase warrants were exercised during the twelve month period ended December 31, 2013.

Private Placement Offerings

On March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share, for total proceeds of $125,000. This private placement offering originally had a termination date of September 30, 2013, which termination date was extended to November 30, 2013, by the Board of Directors, prior to being cancelled on November 15, 2013.  The Company issued a total of 48,460,000 common shares under this private placement offering prior to its termination, partly for cash in the amount of $83,176 and partly in set off of debt of $37,973, for total proceeds of $121,149.  On November 15, 2013, our Board of Directors approved a private placement offering of 60,000,000 common shares of the Company at a price of $0.002 per share, for total proceeds of $120,000. This latter private placement was subsequently cancelled by our Board of Directors on January 8, 2014.  No shares were issued under this cancelled private placement offering. On January 8, 2014 our Board of Directors approved a private placement offering of 125,000,000 common shares of the Company at a price $0.0012 per share, for total proceeds of $150,000. Proceeds under this private placement offering will be used to pay off debt due and owing by the Company and to provide the company with working capital. This private placement offering has a termination date of June 30, 2014, unless extended by the Board of Directors. As of the date of this report the Company has received no subscriptions for shares under this current private placement offering.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2013 and December 31, 2012, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See “Forward-Looking Statements” following the Table of Contents of this annual report. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in “Item 1A.Risk Factors" at the beginning of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are an exploration stage company with limited operations, limited revenue, limited financial backing and few assets, which consist mainly of mineral properties that for the most part have had limited exploration to date. We believed that the growing demand for the production of natural resources, particularly precious metals, presents an area of opportunity for developing companies.  We continue to look to acquiring interests in additional mineral properties on which to carry out exploration for gold/silver.   See ITEM 2 PROPERTIES.

Our plan of operation is to carry out exploration work on our mineral properties, either by carrying out our own exploration program or by participation in some form of joint venture or option arrangement with other entities involved in mineral exploration.  All such exploration shall be for the purpose of determining whether the mining claims comprising our mineral property holdings contain any commercially viable mineral deposits of copper and/or gold and silver.  Since acquiring the Ruth Lake Property, in addition to carrying our own exploration program, we have entered into a number of agreements granting options on numerous mining claims that comprise this property to various junior mining companies.  The optioning of these mineral claims has not only provided funds through the receipt of cash consideration or the potential for generating funds through the sale of the common shares received as part of the consideration for the optioned mineral claims, but has also provided for the further exploration and development of these mineral claims while satisfying the maintenance requirements for the mineral claims.  As of this date, we do not have any of the mineral claims that comprise the Ruth Lake Property under option to a junior mining company.   Subject to raising the funds required in the amount of $30,000, we have a small exploration work program planned for the Ruth Lake Property for early this summer.

We have been able to maintain our remaining interest in the Ruth Lake Property by a combination of performing exploration work on the property and then filing assessment reports of the exploration work for credit towards the maintenance costs plus paying cash in lieu of exploration work as required.  Over time the number of claims comprising the Ruth Lake

Property has been reduced from 19 claims to three claims.  See ITEM 2 PROPERTIES.  All of the mining claims currently comprising the Ruth Lake Property are in good standing.

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

We anticipate that we will require funding of approximately $75,000 for the next twelve month period in order to cover general operating costs, which costs entail mainly professional and consulting fees, plus our exploration work program planned for the Ruth Lake Property in early summer this year.  We will also have to raise additional funds to facilitate any acquisition of additional mining properties or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future

In the past, we have raised funds by means of various equity financings.  On March 4, 2013, our Board of Directors approved a private placement offering of 50,000,000 common shares of the Company at a price of $0.0025 per share. A total of 48,460,000 common shares were subscribed for under the offering prior to it termination for total proceeds of $121,149. The proceeds received by the Company under this offering have been used to satisfy existing debt as well as to cover our ongoing operating.  Subsequent thereto, on November 15, 2013, our Board of Directors approved a private placement offering of 60,000,000 common shares at a price of $0.002 per share. This offering, which was to expire on April 30, 2014, was cancelled on January 8, 2014.  No shares were subscribed for under this private placement offering. On January 8, 2014, our Board of Directors approved a private placement offering of 125,000,000 common shares at a price of $0.0012 per share for total proceeds of $150,000. As of the date of this report, no shares have been subscribed for under this private placement offering. This offering will expire on June 30, 2014, unless extended by our Board of Directors.

We have also borrowed funds from time to time in order to fund part of our ongoing operations.  For some of our borrowing, we have had to issue convertible debentures as security.  All of these debentures permitted the holders of debentures the option, during the terms of the debentures, to convert all or part of the debt represented by the debentures into common stock of the Company.  The Company was also permitted the option, during the terms of the debentures, to pay any accrued interest under all of the debentures by the issue of common stock.  All of the debt and the accrued interest under these debentures have since been paid by the issue of common stock as a result of the exercise of these various options.

There were also share purchase warrants attached to all of these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds, or alternatively, as a means to off-set the debt of the Company in the event they are exercised.  No warrants were exercised during the twelve month period ended December 31, 2013.  See ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES- Recent Sales of Unregistered Securities.  On March 1, 2013, our Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants of the company that were still outstanding as of that date.  All of the outstanding share purchase warrants expire December 31, 2014.

On occasion, we have also borrowed unsecured funds for working capital purposes from stockholders of the Company.  As of December 31, 2013, there was $10,177 in loans outstanding to stockholders.  These loans are evidenced by promissory notes and are payable on demand and are non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

We have also received shares in the common stock of a junior mining company as part of a settlement of certain claims under an option agreement with the junior mining company.  As of July 17, 2012, these shares were tradable and have since been sold into the market.  The proceeds received by the Company for the sale of these shares were used to satisfy existing debt as well as cover our ongoing operating.

We hope to be able to raise the funds that are required for our ongoing operating, acquisition and exploration costs by both debt and equity funding.  The equity funding would be in the form a private placement and/or the exercise of our outstanding warrants by the warrant holders.  To the extent we are unable to raise additional funds, the exploration planned for our acquired mining properties early this summer as well as the acquisition of additional mining property interests will be delayed and/or we could be unable to continue to operate.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending December 31, 2014.

General and Administrative Expenses

We expect to spend $45,000 during the twelve-month period ending December 31, 2014, on general and administrative expenses including consulting, legal and auditing fees, and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending December 31, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2014.

Results of Operations for the Years Ended December 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012.

Our operating results for the years ended December 31, 2013 and 2012, are summarized as follows:

		Year Ended
		December 31
		2013		2012

Revenue	$	Nil	$	Nil
Operating Expenses		$(111,149)		$(356,272)
Other Income (Expenses)		$(922)		$(67,450)
Net Loss		$(112,071)		$(423,722)

Revenues

We have earned a total of $131,889 in revenues from the sale of mining claims since our inception.

Operating Expenses

Our operating expenses for the year ended December 31, 2013 and December 31, 2012, are outlined in the table below:

	Year Ended
	December 31

	2013	2012

Speculative mining expenses	$2,527	$3,439
Consulting	$6,500	$45,150
Professional fees	$28,469	$40,135
Promotional expenses	$13,950	$73,661
Administrative expenses	$59,703	$193,887

The decrease in operating expenses for the year ended December 31, 2013, compared to the same period in fiscal 2012, was due in part to a reduction in spending by the Company related to its on-going investigation of additional projects for acquisition.  However, the greatest decrease in operating expense was in administrative expenses which comprised the costs associated with our related financing activities for various private placement offerings that were undertaken during the previous year involving the accounting for discounts on the sale of stock for cash and for discounts on the sale of stock for debt. In addition, the accounting for the loss resulting from the sale of marketable securities by the Company was a significant part of administrative expenses in 2012.  We did not undertake any mining operations during the year ended December 31, 2013.

Interest expense, net

Net interest expense for the years ended December 31, 2013 and 2012, was approximately $1,079 and $1,976, respectively.  Interest income consists of interest earned on bank deposits.  The decrease in interest expense is due to the payment of the interest bearing debt.

The Company has also borrowed funds from stockholders in the form of various non-interest demand loans.  However, interest on these loans has been imputed at the rate of 6% per annum and is reported in our financial statements as additions to interest expense and contributed capital.

Settlement of Claim

The Company settled a claim against Lithium Exploration Group, Inc on May 3, 2011 and received 200,000 common shares of Lithium Exploration Group, Inc (“Lithium”) as part of the settlement.  We elected to account for receipt of the shares under the fair value option method of accounting which requires the securities to be marked to market every reporting period through the Statement of Operations. The Lithium shares were valued at $5.07 on the date of acquisition May 3, 2011.  The Lithium shares became tradable on July 17, 2012 and were subsequently sold into the market.  On December 31, 2012, all of the Lithium shares had been sold for net proceeds of $42,701, resulting in a loss on sale of marketable securities of an additional $65,299, bringing the total loss to $971,299.

Liquidity and Financial Condition

As of December 31, 2013, our total assets were $70 and our total current liabilities were $26,765 and we had a working capital deficit of $26,695.  Our financial statements report a net loss of $112,071 for the year ended December 31, 2013, and a net loss of $2,297,027 for the period from July 12, 1999 (date of inception) to December 31, 2013.

We have suffered recurring losses from operations.  The continuation of our company is dependent on raising additional capital as needed for continuing exploration and development until such time as we are able to achieve a viable mining operation.  In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At December 31, 2013		At December 31, 2012

Net Cash (Used in) Operating Activities	(107,922)		$(210,492)
Net Cash Provided by (Used In) Investing Activities	Nil	$	Nil
Net Cash Provided by Financing Activities	104,732		$213,441
Cash (decrease) increase during the year	(3,190)		$2,949

We had no cash on hand as of December 31, 2013, as compared to $3,190 as of December 31, 2012. We had a working capital deficit of $26,695 as of December 31, 2013 compared to a working capital deficit of $43,887 as of December 31, 2012.

Our principal sources of funds have been from sales of our common stock.  See ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Recent Sales of Unregistered Securities.

Shareholders have also provided funding to Beeston in the form of various non-interest demand loans in the amounts of $7,325(U.S.) and $3,050(CAD).

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $75,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Operating	Estimated
	Period	Expenses
		($)
Administrative	12 months	25,000
Professional fees	12 months	20,000
Mining expenses	12 months	30,000
Total		$75,000

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

Due to our limited amount of additional committed capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities, in their report for the fiscal year ended December 31, 2013 our independent auditors stated that there is substantial doubt about our ability to continue as a going concern. These audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Since inception, we have incurred operating losses and negative cash flows from operations.  We had an accumulated deficit of $2,297,027 as of December 31, 2013, with a total stockholders’ equity of $70.

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

ITEM 8.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2013 and 2012

   2

Statements of Operations for the Years Ended December 31, 2013

        and 2012 (With Cumulative Totals Since Inception)

   3

Statement of Changes in Stockholders’ Equity (Deficit)

  from July 9, 1999 (Inception) to December 31, 2013

   4

Statements of Cash Flows for the Years Ended December 31, 2013

   and 2012 (With Cumulative Totals Since Inception)

   5

Notes to Financial Statements                                                                           8-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Beeston Enterprises Ltd

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Beeston Enterprises Ltd (the “Company”) as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from July 12, 1999 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from July 12, 1999 (inception) to December 31, 2012, which totals reflect a deficit of $2,184,956 accumulated during the exploration stage. Those cumulative totals were audited by other independent auditors, whose report, dated June 17, 2013, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beeston Enterprises Ltd as of December 31, 2013 and the results of its operations and its cash flows for the year then ended and the period from

July 12, 1999 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beeston Enterprises Ltd.

We have audited the accompanying balance sheet of Beeston Enterprises Ltd. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey

June 17, 2013

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

ASSETS

	2013	2012
Current Assets
Cash and cash equivalents	$ -	$ 3,190
Prepaid expenses and deposits	70	120

Total Current Assets	70	3,310

TOTAL ASSETS	$ 70	$ 3,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 16,588	$ 20,603
Notes payable to stockholders	10,177	26,594
Total Current Liabilities	26,765	47,197

Total Liabilities	26,765	47,197

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 500,000,000 shares authorized and
266,093,479 and 217,633,479 shares, respectively, issued and outstanding	266,093	217,633
Additional paid-in capital	2,004,239	1,923,436
Deficit accumulated during the development and exploration stages	(2,297,027)	(2,184,956)

Total Stockholders' Equity (Deficit)	(26,695)	(43,887)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 70	$ 3,310

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2013	2012	Cumulative Totals July 12, 1999 to December 31, 2013
REVENUE
Sale of mining claims	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	2,527	3,439	393,323
Consulting	6,500	45,150	184,532
Promotional expenses	13,950	73,661	87,611
Professional fees	28,469	40,135	342,066
Administrative expenses	59,703	193,887	399,861
Depreciation	-	-	3,806
Total Operating Expenses	111,149	356,272	1,411,199

LOSS FROM OPERATIONS	(111,149)	(356,272)	(1,279,310)

OTHER INCOME (EXPENSE)
Interest expense	(1,079)	(1,976)	(63,737)
Foreign currency transaction loss	157	(175)	(16,646)
Claim settlement gain	-	-	1,048,297
Loss from debt extinguishment	-	-	(839,326)
Loss on modification of warrants	-	-	(207,651)
Loss on marketable securities	-	(65,299)	(1,074,899)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(922)	(67,450)	(1,017,717)

NET LOSS APPLICABLE TO COMMON SHARES	$ (112,071)	$ (423,722)	$ (2,297,027)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (BASIC AND DILUTED)	246,526,674	182,401,415

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2013

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

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2013

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

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FROM JULY 12, 1999 (INCEPTION) TO DECEMBER 31, 2013

Net loss	-	-	-	-	(423,722)	(423,722)
Forgiveness of interest on notes payable	-	-	1,148	-	-	1,148
Issuance of shares for cash	12,870,000	12,870	25,740	-	-	38,610
Issuance of shares in set-off of debt	27,130,000	27,130	54,260	-	-	81,390
Shares issued below market value	-	-	144,227	-	-	144,227
Exercise of warrants	16,782,238	16,782	33,565	-	-	50,347
Balance, December 31, 2012	217,633,479	217,633	1,923,436	-	(2,184,956)	(43,887)

Net loss	-	-	-	-	(112,071)	(112,071)
Forgiveness of interest on notes payable	-	-	518	-	-	518
Issuance of shares in set-off of debt	15,189,700	15,190	22,783	-	-	37,973
Issuance of shares for cash	33,270,300	33,270	49,906	-	-	83,176
Shares issued below market value	-	-	7,596	-	-	7,596
Balance, December 31, 2013	266,093,479	$ 266,093	$ 2,004,239	$ -	$ (2,297,027)	$ (26,695)

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			July 12, 1999 to
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (112,071)	$ (423,722)	$ (2,297,027)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	-	74,160
Claim settlement gain	-	-	(1,014,000)
Mark to market on marketable securities	-	65,299	971,299
Gain on foreign currency translation	-	(1,097)	-
Interest forgiven by shareholder	518	1,148	28,734
Interest accrued on debentures	-	-	43,615
Share based expense	-	144,228	144,228
Issuance of shares below market price	7,596		7,596
Other	-	8	1,048,051
Changes in assets and liabilities
Prepaid expenses and deposits	50	5	(70)
Other receivable	-	1,089	-
Accounts payable	(4,015)	2,550	16,588

Net cash used in operating activities	(107,922)	(210,492)	(973,020)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)

Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	83,176	38,610	294,796
Proceeds from exercise of warrants	-	50,347	120,611
Sale of marketable securities	-	42,701	42,701
Principal payments on promissory notes	-	-	389,178
Note repayments	-	(812)	(812)
Proceeds from issuance of promissory notes - related party	21,556	82,595	130,352

Net cash provided by financing activities	104,732	213,441	976,826

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(3,190)	2,949	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,190	241	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ -	$ 3,190	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES
Forgiveness of interest on stockholder notes payable to additional paid-in capital	$ -	$ 1,148
Issuance of shares in set-off of debt	$ 37,973	$ 81,390
Issuance of shares in conversion of debt	$ -	$ -

The accompanying notes are an integral part of these financial statements

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

Beeston Enterprises Ltd. (“the Company”) was incorporated on July 12, 1999 under the laws of the State of Nevada.  At present, the Company is an exploration stage company engaged in the search of mineral deposits that can be developed to a state of a commercially viable producing mine.

Ruth Lake Property

The Company originally acquired a 100% interest in nineteen mineral claims comprising over 9,200 hectares, known as the “Ruth Lake Property,” located approximately 25 kilometers from Lac La Hache, British Columbia, Canada.  Through sales and avoidance of maintenance payments the property owned by the Company as of December 31, 2013, has been reduced to three claims totaling 1,475.52 hectares.  Two of the claims are in good standing until November 14, 2014, and one claim is in good standing until September 6, 2015.

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

DECEMBER 31, 2013 AND 2012

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

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net Loss Per Share of Common Stock

The Company follows financial accounting standards which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to securities outstanding which could affect the number of shares upon exercise.  The only potentially dilutive security outstanding at December 31, 2013 and 2012 were warrants totaling 81,837,280.

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

DECEMBER 31, 2013 AND 2012

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

In addition, during 2012 the Company settled obligations of $81,000 to their promissory note holders by offsetting amounts owed to the Company from private investors from the sale of common stock with the afore-mentioned amounts due to promissory note holders. Settlement between the parties occurred outside of the Company.

As of December 31, 2013, the total notes outstanding were $10,177, a decrease of $16,417 since December 31, 2012. During the year ended December 31, 2013, $21,556 was borrowed and on April 1, 2013, 15,189,700 shares of common stock of the Company were issued to the note holders in payment of the $37,973 debt. The common stock was valued for $45,569 and a loss of $7,596 was recognized due to the issuance of stock below market price during the year ended December 31, 2013.

NOTE 5 -

OFFICE SERVICES, RELATED PARTY

A related party was paid, for office and secretarial services, $46,400 and $43,823 during 2013 and 2012, respectively.

NOTE 6 -

STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2012, the Company had 500,000,000 shares of common stock authorized with a par value of $0.001 per share. Shares outstanding at December 31, 2012and 2011 were 217,633,479 and 160,851,241, respectively. Increases in shares outstanding during the year of 2012 were due to sales from the following sources:

     Private placement offering: 40,000,000 shares at $0.003 = $120,000

    Warrants exercise: 16,782,238 shares at $0.003 = $ 50,347

As of December 31, 2013, the Company had 500,000,000 shares of common stock authorized with a par value of $0.001 per share.  Shares outstanding at December 31, 2013 and 2012 were 266,093,479 and 217,633,479, respectively.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 6 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The increase of 48,460,000 shares was comprised of 33,270,300 shares sold for cash for $83,176 and 15,189,700 shares issued in set-off of debt (see note 4).

The deficit of $2,297,027 as of December 31, 2013 less total proceeds from stock transactions of $2,270,332 yields a stockholders’ deficit of $26,695.

NOTE 7 -

INCOME TAXES

The Company reported no tax benefit for the years ending 2013 and 2012 due to its valuation allowance.  Using an estimated tax rate of 34%, 2013 and 2012 cumulative net operating losses of $2,289,431 and $2,184,956, respectively, resulted in full valuation allowances of $778,407 and $742,885, respectively. The net operating losses expire approximately 20 years from when incurred.

NOTE 8 -

COMMON STOCK OFFERINGS AND ATTACHED WARRANTS

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

On March 1, 2013, the Company’s Board of Directors authorized and approved  the extension of the expiry date for all share purchase warrants for the purchase of common stock of the Company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014. As of December 31, 2013, there were 81,837,280 warrants outstanding and no warrants were issued or exercised during the year ended December 31, 2013.

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Warrants outstanding as of December 31, 2012	81,837,280	$0.003	2.0	$ 90,021
Warrants granted	-
Warrants Forfeited	-
Warrants outstanding as of December 31, 2013	81,837,280	$0.003	1.0	$ -

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 8 -

COMMON STOCK OFFERINGS AND ATTACHED WARRANTS

(CONTINUED)

On March 4, 2013 the Company’s Board of Directors authorized and approved a private placement offering of a maximum of 50,000,000 shares of its common stock at a price of $0.0025 per share for total proceeds of $125,000.  This offering, having an initial expiry date of September 30, 2013, was extended to November 30, 2013, prior to being canceled on November 15, 2013.  Sales under the offering totaled 48,460,000 shares for proceeds of $83,176 cash and $37,973 retirement of debt.

On November 15, 2013, the Board of Directors approved a private placement offering expiring April 30, 2014.  No shares have been subscribed for under this offering as of December 31, 2013.

NOTE 9 -

MINING CLAIMS

On November 4, 2012, the Company allowed nine of the mineral claims that make up the Ruth Lake Property to lapse due to the high associated maintenance costs. The Company then reclaimed four of the nine claims comprising 1,973.29 hectares, which four mineral claims were in good standing until November 5, 2013.

On November 5, 2013, the Company allowed four of the remaining mineral claims from the Ruth Lake Property to lapse due to the high associated maintenance costs.  The Company then reclaimed two of the four claims comprising 997.02 hectares which are in good standing until November 14, 2014.

With one additional claim previously owned by the Company and in good standing until September 6, 2015, the three claims owned by the Company as of December 31, 2013, comprise 1,475.52 hectares of the original Ruth Lake property.

ITEM 9.

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K filed with the SEC on July 11, 2013, with the approval of the Board of Directors, the Company dismissed Friedman LLP, its prior independent registered public accounting firm, effective July 8, 2013.  During the two most recent fiscal years and through July 9, 2013, (i) there were no disagreements between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure which, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (ii) there were no “reportable events” as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On July 19, 2013, the Company engaged MaloneBailey, LLP of Houston, Texas (“MaloneBailey") as its independent registered public accounting firm for the Company’s year ended December 31, 2013.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our President (our chief executive officer and our chief financial officer), of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our President (our chief executive officer and our chief financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

Management has conducted, with the participation of our president (our chief executive officer and chief financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2013, our Company’s internal control over financial reporting a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

 None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As at December 31, 2013, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Age	Position	Date of Election or Appointment
Michael Upham	59	Director, President, Secretary, Treasurer, CEO, CFO	June/July,2009

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

(3) compliance with applicable governmental laws, rules and regulations; and

(4) accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Beeston Enterprises Ltd., 1685 H Street, #219, Blaine, WA 98230-5110

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Upham(1) President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Plan-Based Awards

We have not made any grants of plan based awards since our inception to December 31, 2013.

Stock Options and Equity Awards

We have not issued or granted any stock options or equity awards since our inception to December 31, 2013.

Compensation of Directors and Executive Officers

No executive officer or director of Beeston received any remuneration in the form of salaries and/or allowances during 2013 and 2012.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding during 2013 and 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common	Michael Upham, President, Secretary, Treasurer, CEO, CFO, Director	0	0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013.  As of December 31, 2013 there were 266,093,479 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013, and for fiscal year ended December 31, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees: -Friedman LLP -MaloneBailey LLP	$4,250 $10,000	$25,500 $Nil
Audit Related Fees	$6,000	$6,000
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$20,250	$31,500

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

Date:  April 14, 2014                                                  /s/ Michael Upham

            Michael Upham,

            President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   April 14, 2014                                                /s/ Michael Upham

           Michael Upham,

           President, Secretary, Treasurer, CEO,

           CFO, Director