Form 10-Q
period 2014-03-31
BEESTON ENTERPRISES LTD
filed 2014-05-20
CIK 1221548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

(775) 629-2050

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2014, the Company had 266,093,479 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.  Quantitative Disclosures about Market Risks

15

Item 4. Controls and Procedures.

15

PART II — OTHER INFORMATION

16

Item 1. Legal Proceedings

16

Item 1A. Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Mine Safety Disclosures

16

Item 5. Other Information

16

Item 6. Exhibits

16

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(UNAUDITED)

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of March 31, 2014 (Unaudited)

 and December 31, 2013

    5

Condensed Statements of Operations for the Three Months

        Ended March 31, 2014 and 2013 with Cumulative Totals Since

        Inception (Unaudited)

6

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

  from December 31, 2013 to March 31, 2014 (Unaudited)

    7

Condensed Statements of Cash Flows for the Three Months Ended

   March 31, 2014 and 2013 with Cumulative Totals Since

         Inception (Unaudited)

8

Notes to Condensed Financial Statements (Unaudited)                                      9-10

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2014	2013
	(Unaudited)
Current Assets
Cash	$ 95	$ -
Prepaid expenses and deposits	238	70
Total Current Assets	333	70

TOTAL ASSETS	$ 333	$ 70

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 17,749	$ 16,588
Promissory notes, related party	22,063	10,177
Total Current Liabilities	39,812	26,765

Total Liabilities	39,812	26,765

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 500,000,000 shares authorized and
266,093,479 issued and outstanding	266,093	266,093
Additional paid-in capital	2,004,437	2,004,239
Deficit accumulated during the development and exploration stages	(2,310,009)	(2,297,027)

Total Stockholders' Deficit	(39,479)	(26,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 333	$ 70

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE  MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999 to
	2014	2013	March 31, 2014

REVENUE
Sale of mining claims	$ -	$ -	$ 131,889

OPERATING EXPENSES
Speculative mining expenses	-	-	393,323
Consulting	-	-	184,532
Promotional expenses	-	-	87,611
Professional fees	5,500	9,255	347,566
Administrative expenses	6,898	14,743	406,759
Depreciation	-	-	3,806
Total Operating Expenses	12,398	23,998	1,423,597

LOSS BEFORE OTHER INCOME (EXPENSE)	(12,398)	(23,998)	(1,291,708)

OTHER INCOME (EXPENSE)
Interest expense, net	(685)	(667)	(64,422)
Foreign currency transaction gain (loss)	101	86	(16,545)
Claim settlement gain	-	-	1,048,297
Loss from debt extinguishment	-	-	(839,326)
Loss on modification of warrants	-	-	(207,651)
Loss on marketable securities	-	-	(1,074,899)
Release of exploration cost liability	-	-	136,245
Total Other Income (Expense)	(584)	(581)	(1,018,301)

NET LOSS APPLICABLE TO COMMON SHARES	$ (12,982)	$ (24,579)	$ (2,310,009)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	266,093,479	217,633,479

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FROM DECEMBER 31, 2013, TO MARCH 31, 2014

	Common Stock		Additional	Deficit accumul-	Stockholders'
	Shares	Amount	Paid-in	ated during the ex-	Deficit
			Capital	ploration stages

Balance, December 31, 2013	266,093,479	$ 266,093	$ 2,004,239	$ (2,297,027)	$ (26,695)
Net loss	-	-	-	(12,982)	(12,982)
Forgiveness of interest on notes payable	-	-	198	-	198
Balance, March 31, 2014 (Unaudited)	266,093,479	$ 266,093	$ 2,004,437	$ (2,310,009)	$ (39,479)

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

(WITH TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		July 12, 1999 to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,982)	$ (24,579)	$ (2,310,009)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-	3,806
Amortization of prepaid consulting	-	-	74,160
Claim settlement gain	-	-	(1,014,000)
Mark to market on marketable securities	-	-	971,299
Interest forgiven by shareholder	198	501	28,932
Interest accrued on debentures	-	-	43,615
Share based expense	-	-	144,228
Issuance of shares below market price	-	-	7,596
Other	-	-	1,048,051
Changes in assets and liabilities
Prepaid expenses and deposits	(168)	(118)	(238)
Accounts payable and accrued expenses	1,161	9,732	17,749
Net cash used in operating activities	(11,791)	(14,464)	(984,811)

CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	-	-	(3,806)
Net cash used in investing activities	-	-	(3,806)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	-	-	294,796
Proceeds from exercise of warrants	-	-	120,611
Sale of marketable securities	-	-	42,701
Principal payments on promissory notes	-	-	389,178
Note repayments	-	-	(812)
Proceeds from issuance of promissory notes, related party	11,886	11,379	142,238
Net cash provided by financing activities	11,886	11,379	988,712

NET INCREASE (DECREASE) IN CASH	95	(3,085)	95

CASH - BEGINNING OF PERIOD	-	3,190	-

CASH - END OF PERIOD	$ 95	$ 105	$ 95

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

The accompanying notes are an integral part of the condensed unaudited financial statements.

BEESTON ENTERPRISES LTD.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes thereto included in our Form 10-K.    While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

As of March 31, 2014, the total notes outstanding were $22,063, an increase of $11,886 since December 31, 2013.

NOTE 3 -

OFFICE SERVICES

A related party was paid, for office and secretarial services, $6,400 and $14,300 during the three months ending March 31, 2014 and 2013, respectively.

NOTE 4 -

SUBSEQUENT EVENT

On April 18, 2014, the Board of Directors authorized a 1:10 reverse stock split of the issued and outstanding common shares of the Company, subject to the approval of the Financial Industry Regulatory Authority, Inc. (”FINRA”). The effectiveness of the reverse stock split (the “effective date”) is determined by FINRA. The shareholder record date would be the effective date as determined by FINRA. The Company has submitted a request to FINRA for approval of the reverse stock split. FINRA's approval of the reverse stock split is currently pending. In the event the reverse stock split is approved by FINRA the issued and outstand shares of common stock of the Company would be reduced from 266,093,479 shares to approximately 26,609,348 shares.  The authorized number of shares of common stock of the Company and the par value of the common stock would remain unchanged.

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

General Overview

We are an exploration stage company engaged in the search of mineral deposits that can be developed to a state of commercially viable producing mine. We owned a 100% interest in three mineral claims comprising 1,475.52 hectares known as the “Ruth Lake Property” located 25 kilometers from Lac La Hache, British Columbia, Canada.   All of the mineral claims are currently in good standing.   There is no guarantee of locating a deposit of some mineral product that could result in a producing mine. However, we are of the opinion that the location of the mining property is such as to warrant retention of a portion of the claims that originally comprised the Ruth Lake Property for further exploration.

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

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2014 and 2013.

Three months ended March 31, 2014 and 2013.

		Three Months		Three Months
		Ended		Ended
		March 31, 2014		March 31, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		$(12,398)		$(23,998)
Net Income (Loss)		$(12,982)		$(24,579)

 Revenue

There were no revenues from operations for the three month periods ended March 31, 2014 and 2013. The reason for the differences reported in the net income (loss) positions is due in part to a reduction in the costs for services provided to the company.  Overall expense were also greater in 2012 due to the effort made during this period related to investigating and review of potential mining projects and financing for the Company.

Expenses

Our total expenses for the three month periods ended March 31, 2014 and 2013 are outlined in the table below:

		Three Months Ended
		March 31,
		2014		2013

Speculative mining expenses	$	Nil	$	Nil
Consulting fees	$	Nil	$	Nil
Promotional expenses	$	Nil	$	Nil
Professional fees		$5,500		$9,255
Administrative expenses		$6,898		$14,743

Expenses for the three months period ended March 31, 2014, decreased significantly from the comparative period in 2013 as a result of a decrease in the costs charged for administrative expense and professional fees from that of the prior period as well as a reduction in activity  related to the investigation and review of potential mining projects and financing for the Company.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	As of	As of
	March 31, 2014	December 31, 2013
Current assets	$333	$70
Current liabilities	$(39,812)	$(26,765)
Working capital(deficit)	$(39,479)	$(26,695)

Cash Flows

		Three Months		Three Months
		Ended		Ended
		March 31, 2014		March 31, 2013
Net cash provided by (used in) operating activities		$(11,791)		$(14,464)
Net cash provided by (used in)investing activities	$	Nil	$	Nil
Net cash provided by (used in)financing activities		$11,886		$11,379
Increase (Decrease) in cash		$95		$(3,085)

We had cash of $95 as of March 31, 2014 as compared to cash of $0 as of December 31, 2013. We had a working capital deficit of $39,479 as of March 31, 2014 as compared to a working capital deficit of $26,695 as of December 31, 2013.

We will need to raise funds in order to cover our ongoing general operating costs as well as to facilitate the acquisition of additional mining properties, or an interest in such other mining properties and the exploration and development of such acquisitions or interest in mining properties in the near future.

In the past, we have raised funds by means of various equity financings.  On January 8, 2014 our Board of Directors approved a private placement offering of 125,000,000 common shares of the Company at a price $0.0012 per share, for total proceeds of $150,000.  Proceeds under this private placement offering will be used to pay off debt due and owing by the Company and to provide the company with working capital. This private placement offering has a termination date of June 30, 2014, unless extended by the Board of Directors.  As of the date of this report the Company has received no subscriptions for shares under this private placement offering.

We have also had to borrow funds from time to time in order to fund part of our ongoing operations.  For some of this borrowing, we issued convertible debentures as security.  All of the debt under these convertible debentures has since been converted into common shares of the Company.   We have also raised funds and set off debt through the exercise of the share purchase warrants that were attached to these convertible debentures.  A number of these share purchase warrants are still outstanding and remain another source of funds for the Company in the event they are exercised.  On March 1, 2013, Beeston’s Board of Directors authorized and approved the extension of the expiry date for all share purchase warrants of the company that were still outstanding as of that date.  All of the outstanding share purchase warrants now expire on December 31, 2014. As a result of the reverse stock split approved by the Board of Directors of the Company (See “Stock Split” below), upon the reverse stock split becoming effective, proportional adjustments will be made to shares of the Company’s common stock issuable upon exercise of the Company’s outstanding warrants in accordance with their terms. The Company has not received any notices of election to exercise the right to purchase any shares of the Company under these outstanding warrants to date.

On occasion, we have also borrowed funds for working capital purposes from stockholders of the Company.  As of March 31, 2014 there was $22,063 in loans outstanding to stockholders.  These loans have been evidenced by promissory notes and are payable on demand and non-interest bearing.  We currently have no agreement with any of our officers and directors or any of our shareholders for the provision of additional funding.

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

Stock Split

On April 18, 2014, the Board of Directors, with the authorization and approval of a majority of its shareholders obtained by written consent in lieu of a meeting, authorized a 1:10 reverse stock split of the issued and outstanding common shares of the Company, subject to the approval of the Financial Industry Regulatory Authority, Inc.

(”FINRA”). The Company has submitted a request to FINRA for approval of the reverse stock split.  The effectiveness of the reverse stock split (the “effective date”) is determined by FINRA. The record date for the reverse stock split will be the effective date as determined by FINRA.  In the event the reverse stock split is approved by FINRA the issued and outstand shares of common stock of the Company would be reduced from 266,093,479 shares to approximately 26,609,348 shares. The authorized number of shares of common stock of the Company and the par value of the common stock would remain unchanged.  Proportional adjustments will be made to shares of the Company’s common stock issuable upon exercise of the Company’s outstanding warrants in accordance with their terms.  We have not received approval from FINRA for the reverse stock split as of the date of this report.  As the reverse split of the issued and outstanding shares of common stock is subject to the approval of FINRA, all references herein and in the accompanying financial statements to the number of common shares have not been restated to reflect the reverse stock split.

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

We intend to commence exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Description	Operating	Estimated
	Period	Expenses

General and administrative	12 months	$ 25,000
Mining expenses	12 months	20,000
Professional fees	12 months	30,000
Total		$75,000

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

Going Concern

Due to our limited amount of capital, recurring losses, negative cash flows from operations and our ability to pay outstanding liabilities,  our independent auditors stated in their report for the fiscal year ended December 31, 2013, that there is substantial doubt about our ability to continue as a going concern.  Since inception on July 12, 1999, we have incurred operating losses and negative cash flows from operations.  As of March 31, 2014, we had an accumulated deficit of $2,310,009, with total stockholders’ deficit of $39,479.  We had a working capital deficit of $39,479 at March 31, 2014.

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

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2013, filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our chief executive officer and chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our chief executive officer and chief financial officer) concluded that, as of March 31, 2014, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.  As such, our disclosure controls and procedures as of March 31, 2014 were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                            BEESTON ENTERPRISES LTD.

Date:  May 19, 2014

                         __/s/ Michael Upham________________

                                                               MICHAEL UPHAM, PRESIDENT